Form 10-Q
period 2021-09-30
Battery Future Acquisition Corp.
filed 2022-01-28
CIK 1880441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to________________

BATTERY FUTURE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-41158	98-1618517
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
51 NW 26
th
Street, Suite 533
Miami, Florida 33127
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (310)
482-9895

Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001, and one-half of one redeemable warrant	BFAC.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001	BFAC	The New York Stock Exchange
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	BFAC.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
under the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
under the Exchange Act).    Yes  ☒    No  ☐
As of January
28
, 2022, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,540,556 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BATTERY FUTURE ACQUISITION CORP.
Form
10-Q
For the Quarter Ended September 30, 2021

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021

Assets
Deferred offering costs	$146,558
Total Assets	$146,558

Liabilities and Shareholder’s Equity
Accrued offering costs and expenses	$125,235
Total current liabilities	125,235
Commitments and Contingencies
Shareholder’s Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,540,556 shares issued and outstanding (1)	854
Additional paid-in capital	24,146
Accumulated deficit	(3,677)
Total shareholder’s equity	21,323
Total Liabilities and Shareholder’s Equity	$146,558

(1)
This number includes up to 1,040,556 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 9). All share and per share amounts have been retroactively res tate
d for the share capitalization
.

The accompanying notes are an integral part of these financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 29, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Formation cost	$3,677
Net loss	$(3,677)

Basic and diluted weighted average Class B ordinary shares outstanding (1)	7,500,000

Basic and diluted net loss per share	$(0.00)

(1)
This number excludes an aggregate of up to 1,040,556 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 9). All share and per share amounts have been retroactively restated for the share capitalization.

The accompanying notes are an integral part of these financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 29, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares (1)	Amount
Balance as of July 29, 2021 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	8,540,556	854	24,146		25,000
Net loss	—	—	—	(3,677)	(3,677)
Balance as of September 30, 2021	8,540,556	$854	$24,146	$(3,677)	$21,323

(1)
This number includes up to 1,040,556 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 9). All share and per share amounts have been retroactively restated for the share capitalization.

The accompanying notes are an integral part of these financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 29, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(3,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued expenses	$3,677

Net cash used in operating activities	$—

Net change in cash	—
Cash, beginning of period	—
Cash, end of the period	$—

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

Deferred offering costs included in accrued offerings costs and expenses	$121,558
All share and per share amounts have been retroactively restated for the share capitalization.
The accompanying notes are an integral part of these financial statement
s.

BATTERY FUTURE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-Organization,
Business Operation and Basis of Presentation
Battery Future Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on July 29, 2021. The Company was incorporated for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (“Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from July 29, 2021 (inception) through September 30, 2021 relates to the Company’s formation and its initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Battery Future Sponsor LLC, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on December 14, 2021 (the “Effective Date”). On December 17, 2021, the Company consummated its IPO of 34,500,000 units (the “Units”), including the issuance of 4,500,000 Units as a result of the underwriters’ exercise of their over-allotment option, which is discussed in Note 3. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant. Each whole warrant (each, a “Public Warrant”) entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $345,000,000.
Simultaneously with the consummation of the IPO, the Company consummated the private placement of an aggregate of 16,300,000 warrants (the “Private Placement Warrants”) and 3,051,111 Class B ordinary shares, par value $0.0001 per share, of the Company (the “Founder Shares”) to the Sponsor, Pala Investments Limited (“Pala”), Cantor Fitzgerald & Co. (“Cantor”) and Roth Capital Partners, LLC (“Roth”), generating gross proceeds to the Company of $16,300,000 (the “Private Placement”). In the Private Placement, the Sponsor purchased an aggregate of 9,445,000 Private Placement Warrants, Pala purchased an aggregate of 3,095,000 Private Placement Warrants and 2,751,111 Founder Shares, Cantor purchased an aggregate of 2,760,000 Private Placement Warrants and Roth purchased an aggregate of 1,000,000 Private Placement Warrants and 300,000 Founder Shares.
Transaction costs related to the IPO amounted to $7,607,233, consisting of $6,900,000 of underwriting commissions, and $707,233 of other offering costs. In addition, $979,690 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.
The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will complete the initial Business Combination only if the post-Business Combination company in which its public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.
Upon the closing of the IPO and the Private Placement, a total of $351,900,000, or $10.20 per Unit sold in the IPO, comprised of $335,600,000 of the net proceeds from the IPO and $16,300,000 of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”) and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment

Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Investment Management Trust Agreement, dated December 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (the “Trust Agreement”), the trustee is not permitted to invest in other securities or assets. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period (as defined below) or during any extension period, subject to applicable law, and (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.
The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement.
The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the marketing fee the Company will pay to the underwriters (the “Marketing Fee”). There will be no redemption rights upon the completion of the initial Business Combination with respect to the Company’s warrants.
The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the closing of the IPO in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company’s Class A ordinary shares are not classified as a “penny stock” upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
The Company will have 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate a business combination), (the “Combination Period”) to consummate the initial Business Combination. Pursuant to the terms of the Company’s amended and restated memorandum and articles of association and the Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate its initial Business Combination to be extended, the Company’s initial shareholders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account, pro rata in accordance with their percentage ownership of the total number of outstanding Founder Shares, an aggregate of $3,450,000 ($0.10 per share) for one three-month extension, or up to an aggregate of $6,900,000, or $0.20 per share, for a full six-month
extension, on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest
bearing loan (an “Extension Loan”). If the Company completes its initial business combination, it will, at the option of the Company’s initial shareholders or their affiliates or designees, repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant (the “Extension Loan Warrants”). If the Company does not complete its initial Business Combination, it will repay such loans only from funds held outside of the

Trust Account. The Company’s initial shareholders or their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. If the Company is unable to consummate its initial Business Combination within the applicable time period, it will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
If the Company is unable to complete the initial Business Combination within such Combination Period or during any extension period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten
business
days thereafter, redeem the public shares, at a
per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.
The Company’s initial shareholders, officers and directors have entered into a letter agreement with Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or any extended period of time that the Company may have to consummate an initial Business Combination as a result of an amendment to the Company’s amended and restated memorandum and articles of association (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources
Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its IPO, at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated
the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year form the date the financial statement is issued and therefore substantial doubt has been alleviated.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note
2-Significant
Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the Company’s unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from July 29, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Form
8-K
filed by the Company with the SEC on December 17, 2021 and December 23, 2021, respectively.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-
emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities an
d
 disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with
a
n original maturity of three months or less when purchased to be cash equivalents. The Company did no
t have any cash or cash equivalents as of September 30, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the
Federal Deposit Insurance Corporation coverage
of $250,000. The Company has not experienced losses on these accounts.
Deferred Offering Costs
Deferred offering costs consist of legal and accounting expenses incurred through the balance sheet date that are directly related to the IPO. Upon closing of the IPO, the Company allocated the offering costs between Class A ordinary shares subject to redemption and public and private warrants using the relative fair value method. The offering costs allocated to the public warrants were expensed immediately and offering costs associated with equity components were allocated to Class A ordinary shares subject to redemption.
Net Loss Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of
 1,040,556
Class B ordinary shares that are subject to forfeiture by the Sponsor if the over-allotment option is not exercised by the underwriters (see Note 5). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B share for the period presented.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

•	Level 1—defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value on the balance sheet with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Warrant Liability
The Company accounts for the warrants issued in the IPO in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
Income Taxes
The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.

Management does not believe that
any
other recently issued, but not yet effective,
accountin
g pronouncements, i
f currently adopte
d, would have a material effect on the Company’s financial statements.
Note 3 - Initial Public Offering
Public Units
On December 17, 2021, the Company consummated its IPO of 34,500,000 Units at a purchase price of $10.00 per Unit, which included the issuance of 4,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant, with each whole warrant (each, a “Public Warrant”) exercisable for one Class A ordinary share at a purchase price of $11.50 per share.
Public Warrants
As of September 30, 2021, no Public Warrants were outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the Company’s initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
The warrants will become exercisable 30 days after the completion of the Company’s initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company is not registering the Class A ordinary shares issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants
. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the 30-day redemption period; and

•
if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination as described elsewhere in this prospectus) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Note
4-Private
Placement Warrants
Simultaneously with the consummation of the IPO, the Company consummated the Private Placement of an aggregate of 16,300,000 Private Placement Warrants and 3,051,111 Founder Shares to the Sponsor, Pala, Cantor and Roth, generating gross proceeds to the Company of $16,300,000. In the Private Placement, the Sponsor purchased an aggregate of 9,445,000 Private Placement Warrants, Pala purchased an aggregate of 3,095,000 Private Placement Warrants and 2,751,111 Founder Shares, Cantor purchased an aggregate of 2,760,000 Private Placement Warrants and Roth purchased an aggregate of 1,000,000 Private Placement Warrants and 300,000 Founder Shares.
If the Private Placement Warrants are held by holders other than their initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units sold in the IPO.
Note
5-Related
Party Transactions
Founder Shares
On August 4, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Founder Shares, par value $0.0001.
On November 21, 2021, the Sponsor surrendered 2,966,667 Founder Shares for cancellation for nominal consideration.
On December 14, 2021, the Company issued 1,353,056 Founder Shares to the Sponsor by way of a share capitalization which resulted in an aggregate of 8,540,556 Founder Shares outstanding. This total is comprised of 5,573,889 Founder Shares owned by the Sponsor, 2,666,667 owned by Pala and 300,000 owned by Roth. All shares and related amounts have been retroactively restated.
 This aggregate amount included up to 1,040,556 Founder Shares subject to forfeiture.
On December 16, 2021, the Company and Pala entered into a securities purchase agreement, pursuant to which the Company agreed to issue and sell 84,444 Founder Shares and 95,000 Private Placement Warrants to Pala for an aggregate purchase price of $190,000. This resulted in outstanding Founder Shares of 8,625,000 (5,573,889 owned by the Sponsor, 2,751,111 owned by Pala and 300,000 owned by Roth), of which 1,125,000 were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option.
On December 17, 2021, simultaneously with the consummation of the IPO, the Company consummated the Private Placement of an aggregate of 16,300,000 Private Placement warrants and 3,051,111 Founder Shares to the Sponsor, Pala, Cantor and Roth, generating gross proceeds to the Company of $16,300,000. In the Private Placement, the Sponsor purchased an aggregate of 9,445,000 Private Placement Warrants, Pala purchased an aggregate of 3,095,000 Private Placement Warrants and 2,751,111 Founder Shares, Cantor purchased an aggregate of 2,760,000 Private Placement Warrants and Roth purchased an aggregate of 1,000,000 Private Placement Warrants and 300,000 Founder Shares.

On December 17, 2021, the underwriters exercised their over-allotment option in full, resulting in no Founder Shares remaining subject to forfeiture.
The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) the date on which the Company complete a liquidation, merger, capital share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described herein under “Principal Shareholders—Transfers of Founder Shares and Private Placement Warrants”. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares. The Company refers to such transfer restrictions throughout this prospectus as the lock-up.
Notwithstanding the foregoing, the Founder Shares will be released from the lockup if (1) the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummate a transaction after the initial Business Combination which results in its shareholders having the right to exchange their shares for cash, securities or other property.
Promissory Note-Related Party
On August 3, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest
bearing, unsecured and are due at the earlier of March 31, 2022 or the closing of the IPO. As of September 30, 2021, the Company had no borrowings under the promissory note.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company has agreed to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial Business Combination.

Note
6-Commitments &
Contingencies
Registration Rights
The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Placement Warrants, (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans and (iv) Extension Loan Warrants that may be issued upon conversion of Extension Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to the registration rights agreement, dated December 14, 2021, by and among the Company, the Sponsor, Pala, Cantor, Roth and the other holders party thereto (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement and assuming the underwriters exercise their over-allotment option in full and $1,500,000 of Working Capital Loans (which amount includes the committed sponsor loans) are converted into Private Placement Warrants, the Company will be obligated to register up to 26,340,556 Class A ordinary shares and 17,800,000 warrants. The number of Class A ordinary shares includes (i) 8,540,556 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 16,300,000 Class A ordinary shares to be issued upon conversion of the Founder Shares and (iii) assumes 1,500,000 Class A ordinary shares underlying Private Placement Warrants issuable upon conversion of Working Capital Loans. The number of warrants includes 16,300,000 Private Placement Warrants and assumes 1,500,000 Private Placement Warrants issuable upon conversion of Working Capital Loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriters Agreement
The Company granted the underwriters a
45-day
option from the date of the IPO to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. The underwriters exercised their over-allotment option in full on December 17, 2021.
The underwriters earned a cash underwriting discount of two percent (2.0%) of the gross proceeds of the IPO, or $6,900,000. Additionally, the underwriters will be entitled to a Marketing Fee of five percent (5.0%) of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.
Note
7-Warrant
Liabilities
As of September 30, 2021, there were no warrants outstanding. The Company will account for the 33,550,000 warrants issued in connection with the IPO (17,250,000 Public Warrants and 16,300,000 Private Placement) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to remeasurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operation.
Note
8-Shareholder’s
Equity
Preference shares
- The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
- The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were no Class A ordinary shares issued or outstanding.
Class
 B ordinary shares
- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At September 30, 2021, there were 8,540,556

Class B ordinary shares issued and outstanding. Of the

8,540,556
Class B ordinary shares, an aggregate of up to 1,040,556
shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO.

For the changes to the components of the Shareholder’s Equity subsequent to September 30, 2021, please see Note 9.
Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds
of the shareholders who attend and vote at a general meeting of the company, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than
50
% of the Company’s ordinary shares voted for the appointment of directors will be able to appoint all of the directors. Only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to the completion of the initial Business
Combination
. Holders of the public shares will not be entitled to vote on the appointment of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to appoint directors may be amended if approved by holders of at least
90
% of the Company’s ordinary shares voting in a general meeting. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of the public shares will vote together as a single class, with each share entitling the holder to one vote. If the Company seek shareholder approval of the initial Business Combination, the Company will complete the initial Business Combination only if the Company obtain approval by way of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, the initial shareholders, officers and directors have agreed to vote their
Founder
Shares and any public shares purchased during or after the IPO (including in open-market and privately negotiated transactions) in favor of the initial Business Combination.
The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following
the consummation of the initial Business Combination on a
one-for-one
basis, subject to adjustment for share subdivisions, share capitalizations, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20
% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.
Note
9-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred up to the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed herewith.
On November 21, 2021, the Sponsor surrendered
2,966,667
Founder Shares for cancellation for nominal consideration.
On December 14, 2021, the Company issued
1,353,056
Founder Shares made by way of a share capitalization which resulted in an aggregate of
8,540,556
Founder Shares outstanding. This total is comprised of
5,573,889
Founder Shares owned by the Sponsor,
2,666,667
owned by Pala and
300,000
 owned by Roth. All shares and related amounts have been retroactively restated. This aggregate amount included up to
1,040,556
 Founder Shares that would have been forfeited by the Sponsor depending on the extent to which the underwriters’ over-allotment is exercised. On December 16, 2021, the Company and Pala entered into a securities purchase agreement, pursuant to which the Company agreed to issue and sell
84,444
Founder Shares and
95,000
Private Placement Warrants to Pala for an aggregate purchase price of $
190,000
, bringing the total amounts of Class B ordinary shares to 8,625,000.
On December 17, 2021, the Company consummated the IPO of
34,500,000
units (including the underwriters’ full exercise of their over-allotment option) at $
10.00
per unit. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $
11.50
per share.
On December 17, 2021, simultaneously with the consummation of the IPO, the Company consummated the Private Placement of an aggregate of
16,300,000
Private Placement warrants and
3,051,111
Founder Shares to the Sponsor, Pala, Cantor and Roth, generating gross proceeds to the Company of $
16,300,000
. In the Private Placement, the Sponsor purchased an aggregate of
9,445,000
Private Placement Warrants, Pala purchased an aggregate of
3,095,000
Private Placement Warrants and
2,751,111
Founder Shares, Cantor purchased an aggregate of
2,760,000
Private Placement Warrants and Roth purchased an aggregate of
1,000,000
Private Placement Warrants and
300,000
Founder Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to “we”, “us”, “our” or the “Company” are to Battery Future Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.
Overview
We were incorporated as a Cayman Islands exempted company on July 29, 2021. The Company was incorporated for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses
On December 17, 2021, the Company consummated its initial public offering (the “IPO”) of 34,500,000 units (including the underwriters’ full exercise of their over-allotment option) at $10.00 per unit (each, a “Unit”). Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.
The Company will have 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate the Business Combination) (the “Combination Period”) to consummate the initial Business Combination.
Pursuant to the terms of the Company’s amended and restated memorandum and articles of association and the Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate its initial Business Combination to be extended, the Company’s initial shareholders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account, pro rata in accordance with their percentage ownership of the total number of outstanding Founder Shares, an aggregate of $3,450,000 ($0.10 per share) for one three-month extension, or up to an aggregate of $6,900,000, or $0.20 per share, for a full six-month
extension, on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest
bearing loan (an “Extension Loan”). If the Company completes its initial business combination, it will, at the option of the Company’s initial shareholders or their affiliates or designees, repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant (the “Extension Loan Warrants”). If the Company does not complete its initial Business Combination, it will repay such loans only from funds held outside of the Trust Account. The Company’s initial shareholders or their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. If the Company is unable to consummate its initial Business Combination within the applicable time period, it will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If the Company is unable to complete the initial Business Combination within such Combination Period or during any extension period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.
Results of Operations
Our entire activity from July 29, 2021 (inception) through September 30, 2021 was in preparation for our IPO. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We expect to generate non-operating
income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the period from July 29, 2021 (inception) through September 30, 2021, we had a net loss of $3,677, which consisted of formation and operating costs.
Liquidity and Capital Resources
As of September 30, 2021, we had $0 in cash and working capital of $21,323.
Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its IPO, at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated
the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year form the date the financial statement is issued and therefore substantial doubt has been alleviated.
Critical Accounting Policies
The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:
Deferred Offering Costs
Deferred offering costs consist of legal, underwriting, and accounting expenses incurred through the balance sheet date that were directly related to the IPO and that are charged to shareholder’s equity upon the completion of the IPO.

Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt - Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on July 29, 2021. We adopted ASU
2020-06
on July 29, 2021 (inception).
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.
Off-Balance
Sheet Arrangements
As of the date of this Quarterly Report on Form
10-Q,
we did not have any
off-balance
sheet arrangements.
Commitments and Contractual Obligations
Registration Rights Agreement
Pursuant to the Registration Rights Agreement, dated December 14, 2021, by and among the Company, the Sponsor, Pala, Cantor, Roth and the other holders party thereto, the holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Placement Warrants, (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans and (iv) Extension Loan Warrants that may be issued upon conversion of Extension Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them. The holders of these securities are entitled to certain demand and “piggy back” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the IPO to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. The underwriters exercised their over-allotment option in full on December 17, 2021.
On December 17, 2021, the underwriters earned a cash underwriting discount of two percent (2.0%) of the gross proceeds of the IPO, or $6,900,000. Additionally, the underwriters will be entitled to a Marketing Fee of five percent (5.0%) of the gross proceeds of the IPO, or $17,250,000, upon the completion of the Company’s initial Business Combination.
JOBS Act
On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our IPO or until we otherwise no longer qualify as an “emerging growth company.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
under the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period from July 29, 2021 (inception) through September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period from July 29, 2021 (inception) through September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Registration Statement on Form
S-1
(File
No. 333-261373),
as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Simultaneously with the closing of the IPO, the Company consummated the private placement of an aggregate of 16,300,000 warrants (the “Private Placement Warrants”) and 3,051,111 Class B ordinary shares, par value $0.0001 per share, of the Company (the “Founder Shares”) to Battery Future Sponsor LLC (the “Sponsor”), Pala Investment

Limited (“Pala”), Cantor Fitzgerald & Co. (“Cantor”) and Roth Capital Partners, LLC (“Roth”), generating gross proceeds to the Company of $16,300,000 (the “Private Placement”). No underwriting discounts or commissions were paid with respect to such sale. The Private Placement was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In the Private Placement, the Sponsor purchased an aggregate of 9,445,000 Private Placement Warrants, Pala purchased an aggregate of 3,095,000 Private Placement Warrants and 2,751,111 Founder Shares, Cantor purchased an aggregate of 2,760,000 Private Placement Warrants and Roth purchased an aggregate of 1,000,000 Private Placement Warrants and 300,000 Founder Shares.
The Private Placement Warrants are identical to the Warrants included as part of the Units sold in the IPO, except that the Private Placement Warrants (including the underlying securities) are subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, and, if held by the original holder or their permitted assigns, the underlying warrants (i) may be exercised on a cashless basis, (ii) are not subject to redemption and (iii) with respect to such warrants held by Cantor and Roth, will not be exercisable more than five years from the commencement of sales in the IPO. If the Private Placement Warrants are held by holders other than the Sponsor, Pala, Cantor or Roth or their respective permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants.
Use of Proceeds
On December 17, 2021, the Company consummated its IPO of 34,500,000 units, including the issuance of 4,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half
of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $345,000,000.
After deducting the underwriting discounts and commissions and incurred offering costs, a total of $351,900,000, comprised of $335,600,000 of the net proceeds from the IPO and $16,300,000 of the proceeds of the Private Placement, was placed in a trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Class A Ordinary Shares included in the Units sold in the IPO (the “public shares”) properly submitted in connection with a shareholder vote to amend the Company’s Amended Charter (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if it does not complete its initial business combination within 18 months (or up to 24 months, if applicable) from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
business combination activity or (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate its initial business combination by up to an additional six months, subject to the Sponsor, Pala and Roth depositing additional funds into the Trust Account as described in the Registration Statement), subject to applicable law.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: January 28, 2022

By:	/s/ Kristopher Salinger
Name:	Kristopher Salinger
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)