Form 10-K
period 2021-12-31
Battery Future Acquisition Corp.
filed 2022-04-01
CIK 1880441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

COMMISSION
FILE
NUMBER
001-41158

BATTERY FUTURE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1618517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

51 NW 26 th Street, Suite 533 Miami, FL	33127
(Address of principal executive offices)	(Zip Code)
(347)
417-4062
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	BFAC.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	BFAC	New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	BFAC.WS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☒

Accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒    No  ☐

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The New York Stock Exchange on December 15, 2021.
As of March 31, 2022, the Registrant had
34,500,000 Class A ordinary shares, $0.0001 par value per share, and 8,625,000 Class B ordinary shares, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance following our Public Offering.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS
An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

•	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
If we seek shareholder approval of our initial business combination, our sponsor and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The requirement that we complete our initial business combination within 18 months after the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•
The novel coronavirus, or
COVID-19,
pandemic, including the efforts to mitigate its impact, has and may continue to have a material adverse effect on our search for a business combination, as well as any target business with which we ultimately consummate a business combination.

•
If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

•
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

•
The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.20 per share.

•
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•
The New York Stock Exchange (the “NYSE”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

•
If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 18 months following the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension), it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

•
Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

•	Unlike some other similarly structured SPACs, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.
PART I
References in this report to “we,” “us,” “our” or the “Company” refer to Battery Future Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Battery Future Sponsor LLC, a Delaware limited liability company.
ITEM 1.
BUSINESS
Introduction
We are a blank check company incorporated on July 29, 2021 as a Cayman Islands exempted company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.
On December 17, 2021, we consummated our initial public offering (“Public Offering”) of 34,500,000 units, including the issuance of 4,500,000 units as a result of the underwriters’ full exercise of their over-allotment option. Each unit consists of one Class A ordinary share and one-half
of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $345,000,000.
On August 4, 2021, our sponsor purchased an aggregate of 7,187,500 Founder Shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. The number of Founder Shares outstanding was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares after the Public Offering. Prior to our sponsor’s initial investment of $25,000, the Company had no assets, tangible or intangible.

On November 21, 2021, our sponsor surrendered 2,966,667 Founder Shares for cancellation for nominal consideration. On December 14, 2021, we effected a share capitalization with respect to our Class B ordinary shares of 1,353,056, resulting in our sponsor holding 5,573,889 Founder Shares.
Simultaneously with the closing of the Public Offering, pursuant to the private placement warrants purchase agreement by and among us, our sponsor and Cantor (the “Private Placement Warrants Purchase Agreement”), the securities purchase agreement by and between us and Roth (the “Roth Securities Purchase Agreement”) and the securities purchase agreements by and between the Company and Pala (the “Pala Securities Purchase Agreements, and together with Roth Securities Purchase Agreement, the “Securities Purchase Agreements”), the Company consummated the private placement of an aggregate of 16,300,000 warrants (the “Private Placement Warrants”) and 3,051,111 Founder Shares, par value $0.0001 per share, to our sponsor, Pala Investment Limited (“Pala”), Cantor Fitzgerald & Co. (“Cantor”) and Roth Capital Partners, LLC (“Roth”), generating gross proceeds to the Company of $16,300,000. No underwriting discounts or commissions were paid with respect to such sale. The private placement was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In the private placement, our sponsor purchased an aggregate of 9,445,000 Private Placement Warrants, Pala purchased an aggregate of 3,095,000 Private Placement Warrants and 2,751,111 Founder Shares, Cantor purchased an aggregate of 2,760,000 Private Placement Warrants and Roth purchased an aggregate of 1,000,000 Private Placement Warrants and 300,000 Founder Shares. The Founder Shares will be worthless if we do not complete an initial business combination.
The Private Placement Warrants are identical to the Warrants sold in the Public Offering, except that the Private Placement Warrants are subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, and, if held by the original holder or their permitted assigns, the underlying warrants (i) may be exercised on a cashless basis, (ii) are not subject to redemption and (iii) with respect to such warrants held by Cantor and Roth, will not be exercisable more than five years from the commencement of sales in the Public Offering. If the Private Placement Warrants are held by holders other than our sponsor, Pala, Cantor or Roth or their respective permitted transferees, the Private Placement Warrants will be redeemable by us in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. If the Company does not consummate its initial business combination within 18 months following the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension), the Private Placement Warrants will expire worthless.
Upon the closing of the Public Offering and the sale of the Private Placement Warrants, $351,900,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). We are not permitted to withdraw any of the principal or interest held in the Trust Account, except for the withdrawal of interest to pay our taxes and up to $100,000 of interests to pay dissolution expenses, as applicable, if any, until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination within 18 months following the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension), subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (“Memorandum and Articles of Association”) (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 18 months following the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
business combination activity. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.
After the payment of underwriting discounts and commissions (excluding the deferred portion of the $17,250,000 marketing fee payable upon consummation of our initial business combination if consummated) and approximately $850,000 in expenses relating to the Public Offering, approximately $1,650,000 of the net proceeds of the Public Offering and the sale of Private Placement Warrants was not deposited into the Trust Account and was initially available to us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2021, there was approximately $351,900,887 in investments and cash held in the Trust Account and $925,758 of cash held outside the Trust Account available for working capital purposes.

Effecting Our Initial Business Combination
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Public Offering. We intend to effectuate our initial business combination using cash from the proceeds of the Public Offering and the sale of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
While we may pursue an initial business combination target in any industry or geographic region (excluding China), we intend to focus our search on industries spearheading the shift from fossil fuels to electrification, including companies in the battery value chain from the mine site to end user to after-life battery and component recycling. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau).
Our core strategy will focus on critical battery materials companies required for the energy transition (lithium, nickel, cobalt, copper, graphite, manganese and the rare earth elements), their related midstream processing operations, along with battery and component manufacturers. The demand for these critical battery materials and the products they underpin are expected to increase significantly, driven by the requirements of the transition to a clean energy economy, with limited growth in supply, a substantial part of which will be geographically concentrated. There is currently insufficient funding in supply growth projects to meet this demand. As part of our core strategy, we will not be pursuing any opportunities in commodities and downstream businesses that are not contributing to the transition to a net zero economy and/or do not align with our environmental, social and governance (“ESG”) values. As such, coal, iron ore, gold and uranium will not be among the commodities in which we will consider when evaluating a potential target.
Businesses Strategy
We brought together a world-class team of battery metals executives and sector specialist fund sponsors in order to identify private and public battery metals assets that are of significant value to the energy transition economy and fit within our core strategy. Our directors, executives and partners have leading market knowledge and on-site operational
experience directly related to the mining production, processing and purification of battery raw materials and the negotiation and structuring of financing and product offtake agreements.
Our Chief Executive Officer, Greg Martyr, has acquired, operated and led successful international mining companies, providing direct operating experience and insight that can be called upon when executing this opportunity. During his career, Mr. Martyr has developed a strong network of sector executives and experience that can help identify, prioritize and execute an acquisition as well as optimize any raw materials operation acquired and managed as a result of the business combination. Our Chief Financial Officer, Kris Salinger, has an extensive financing and capital markets experience and a broad industry network that can be called upon when sourcing opportunities, raising funds and executing the transaction. Our Chief Operating Officer, Josh Payne, has relevant experience within the renewable energy, clean tech and natural resource sectors providing tangible knowledge that can be utilized when evaluating the opportunity. Our Chief Development Officer, Nick O’Loughlin has M&A and corporate finance experience in the resources sector, and has recently consulted of renewable energy projects for the mining sector. Mr. O’Loughlin has also recently advised on IPOs in manganese and REE. Mr. Hay, our
Non-executive
Chairman, brings extensive experience, knowledge and network in the mining industry, all of which could be utilized to evaluate the various business combination opportunities.
In addition, we are supported by partners Pala, a leading natural resources private equity fund that will provide us with greater access to off-market deal
flow and greater resources to vet that deal flow, and Traxys Group (“Traxys”), a world-class raw materials trading house with over US$6 billion in annual revenues, providing us with a unique competitive advantage to market the sale of the target’s offtake raw materials or purified battery precursor product.

We will focus on opportunities surrounding the critical battery materials value chain (lithium, nickel, cobalt, copper, manganese and rare earth elements), along with battery and component manufacturers and other disruptive ventures. Bottlenecks within the US and EU domestic raw materials supply chains present the Company with an opportunity to create value by acquiring strategic assets. A strategy will be implemented to invest in scaling the production of raw materials and the localization of midstream processing operations to meet the surging global demand for EVs and grid storage. Alongside this strategy, we will simultaneously be implementing its ESG values when assessing opportunities.
The analysis of opportunities will be value-driven and return focused. Opportunities will be sourced globally, with a preference to focus on high-quality, stable jurisdictions. Value creation will be at the center of identifying assets to acquire along with opportunities for operational improvement and/or expansion to increase value.
While we utilize the following as key factors in selecting the most attractive and robust business combination opportunities, it is expected that no individual criterion will entirely determine a decision to pursue a particular investment opportunity.

•	Strategically Important Assets : We intend to focus on the battery materials that are critically important to the electrification supply chain and the transition to a clean energy economy.

•	Stable Jurisdiction: We will have a strong preference for assets in jurisdictions where political, economic and social stability prevails, and property rights and rule of law are respected.

•
Established Operations
: Priority on raw material extraction, processing and refining operations with a preference for strong ongoing revenue and opportunity to scale up production volume and cash flow generation.

•
Low Carbon Strategy Implementation
: We believe seeking assets with a pathway to strategic implementation of low carbon mining and processing initiatives to reduce and minimize environmental impact are critical to any mining or refining project.

•
Vertical Integration Opportunity
: Producing assets with opportunities to capture operating efficiencies, expanded margins and commercial flexibility through upstream or downstream integration which can be delivered via brownfield expansions or synergistic acquisitions.

•	Direct Supply Offtake with EV Manufacturers : We will prioritize assets with clear and direct supply paths to EV and battery components manufacturers.

•
Strong Management Team
: We will seek to combine with a business driven by management teams with solid industry experience and a proven track record of delivering value and returns, or where the management team can be strengthened and further diversified through the Company’s network.

•
Private or Capital Restrained
: Focus on businesses that are privately held, sitting within large corporations seeking alternate sources of capital or liquidity events or deemed non-core
to their main line of business, or controlled by private equity sponsors with a finite investment horizon, and that can significantly benefit from accessing capital and enhanced liquidity from a US public listing through the business combination. On a case-by-case basis,
opportunities will be considered
in non-US exchange-listed
businesses where restricted liquidity and access to capital creates an opportunity to unlock value through the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Sourcing and Evaluation of Business Combination Targets
We utilize the networks and industry experience of our management team, Pala, Traxys and independent directors, as well as investment market participants, private equity groups, investment banking firms, family offices, lenders, attorneys, consultants, accounting firms, large business enterprises and other trusted advisors, to identify potential business combination targets. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. However, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid any finder’s fee, consulting fee or other compensation by us prior to, or for any services they render in order to effectuate, the completion of our initial business combination.
In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction. The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.
We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, management team or independent directors, or from completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or independent directors. If we seek to complete our initial business combination with a target that is affiliated with our sponsor, management team or independent directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Members of our management team and our independent directors directly or indirectly own Founder Shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.
Some of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or may be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Memorandum and Articles of Association provides that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.
In addition, our initial shareholders, directors, officers and any of their affiliates may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Initial Business Combination
The rules of the NYSE and our Memorandum and Articles of Association require that we consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any marketing fees held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) or a valuation or appraisal firm. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.
We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target.
However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.
Redemption Rights for Holders of Public Shares Upon Consummation of Our Initial Business Combination
We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any public shares they may acquire after the Public Offering in connection with the completion of our initial business combination.
If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our Memorandum and Articles of Association, conduct the redemptions pursuant to Rule
13e-4
and Regulation 14E under the Exchange Act, which regulate issuer tender offers; and file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

Resources and Competition
Our Memorandum and Articles of Association provides that we will have only 18 months following the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension) to complete our initial business combination. If we are unable to complete our initial business combination within such
18-month
period (or up to a
24-month
period if we extend the period of time to consummate a business combination), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Facilities
We currently utilize office space at 51 NW 26
th
 Street, Suite 533, Miami, Florida 33127 from our sponsor and the members of our management team as our executive offices. We consider our current office space adequate for our current operations.
Employees
We currently have four officers: Greg Martyr, Kristopher Salinger, Josh Payne and Nick O’Loughlin. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.
Available Information
We are required to file Annual Reports on Form
10-K
and Quarterly Reports on Form
10-Q
with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form
8-K.
The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at
http://www.sec.gov
. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 51 NW 26th Street, Suite 533, Miami, Florida 33127 or by telephone at (347) 417-4062.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates
exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates
is equal to or exceeds $250 million as of the prior June 30th and (2) our annual revenues were equal to or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates
is equal to or exceeds $700 million as of the prior June 30th.

ITEM 1A.	RISK FACTORS
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form
10-K
and the prospectus associated with our Public Offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination
Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
We may choose not to hold a shareholder vote to approve our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public shareholders do not approve of the business combination we complete.

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.
In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions (including the recent outbreak of hostilities between Russia and Ukraine) or increases in the cost of additional capital needed to close business combinations or operate targets post- business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
Our sponsor, Pala and Roth own 20% of our outstanding ordinary shares immediately following the completion of the Public Offering. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our Memorandum and Articles of Association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we obtain approval by way of an ordinary resolution under Cayman Islands law which requires the affirmative vote of a majority of the shareholders who attend and vote at our general meeting. As a result, in addition to our initial shareholders’ Founder Shares, we could need as little as 2,156,251, or 6.25%, of our public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming that only a quorum is present). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis
upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the marketing fees payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the marketing fees and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire marketing fees. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata
 portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata
 amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.
The requirement that we complete our initial business combination within 18 months after the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

The novel coronavirus,
or COVID-19, pandemic,
including the efforts to mitigate its impact, has and may continue to have a material adverse effect on our search for a business combination, as well as any target business with which we ultimately consummate a business combination.
The COVID-19 pandemic,
including efforts to combat it, has and may continue to adversely affect our search for a business combination. In addition, the outbreak of COVID-19 has
resulted in a widespread health crisis that has and may continue to adversely affect the economies and financial markets worldwide. As such, the business of any potential target business with which we may consummate a business combination could be materially and adversely affected.
In response to the pandemic, public health authorities and local, national and international governments have implemented measures that may directly or indirectly impact our ability to search for and acquire any target business, including measures such as voluntary or mandatory quarantines, restrictions on travel and orders to limit the activities of non-essential workforce
personnel. We may be unable to complete a business combination if concerns relating to COVID-19 continue
to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.
Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict
travel, limit the ability to have meetings with potential investors or the personnel of any target business, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which COVID-19 impacts
our search for a target business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic
and the actions to
contain COVID-19 or
treat its impact, among others. If the disruptions posed
by COVID-19 or
other matters of global concern continue for an extended period of time, it could have a material adverse effect on our ability to complete a business combination, or the operations of a target business with which we ultimately complete a business combination.
We may not be able to complete our initial business combination within 18 months after the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We may not be able to find a suitable target business and complete our initial business combination within 18 months after the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the conflict between Ukraine and Russia continues to grow and, while the extent of the impact of the conflict on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the
COVID-19
pandemic may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law.
If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.
In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of the Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of the Public Offering and the sale of the Private Placement Warrants and filed a Current Report on
Form 8-K, including
an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.
We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata
 portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.
If the net proceeds of the Public Offering not being held in the Trust Account are insufficient to allow us to operate for at least 18 months following the closing of the Public Offering (or, including the additional funds to be loaned to us by our initial shareholders upon each
3-month
extension, up to 24 months from the closing of

the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
Of the net proceeds of the Public Offering, only $1,650,000 was initially available to us outside of the Trust Account to fund our working capital requirements. We believe that, upon closing of the Public Offering, the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least 18 months following such closing (or, including the additional funds to be loaned to us by our initial shareholders upon each
3-month
extension, up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision
(a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.20 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.
Our sponsor may decide not to extend the term we have to consummate our initial business combination in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.
We will have 18 months from the closing of the Public Offering to consummate our initial business combination. This
18-month
period is shorter than the period of 21 to 24 months that some special purpose acquisition companies have to consummate their initial business combination. As a result, we may have more difficulty consummating our initial business combination prior to the end of the term for doing so.
However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board if requested by our sponsor or its affiliates or designees, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 24 months to complete a business combination), subject to our initial shareholders or their affiliates or designees depositing additional funds into the Trust Account as set out below. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our shareholders will be entitled to vote and redeem their shares in connection with a shareholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with an initial business combination if we propose such a business combination during any three-month extension period. Pursuant to the terms of our Memorandum and Articles of Association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended, our initial shareholders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account, pro rata in accordance with their percentage ownership of the total number of outstanding Founder Shares, an aggregate of $3,450,000 ($0.10 per share), or up to an aggregate of $6,900,000, or $0.20 per share, for a full six-month
extension, on or prior to the date of the applicable deadline, for each three-month extension, on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest
bearing loan (an “Extension Loan”). If we complete our initial business combination, we will, at the option of our initial shareholders or their affiliates or designees, repay such loaned amounts out of the proceeds of the Trust Account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant (the “Extension Loan Warrants”). If we do not complete a business combination, we will repay such loans only from funds held outside of the Trust Account. Our initial shareholders or their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants included in the units purchased in the Public Offering will be worthless.
If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.20 per share.
Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in our best interests under the circumstances. The underwriters of the Public Offering as well as our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption
amount received by public shareholders could be less than the $10.20 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement relating to the Public Offering, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, less taxes payable, provided
 that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor did it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.
In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.20 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.20 per share.
If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up petition
or an
involuntary winding-up petition
is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up petition
or an
involuntary winding-up petition
is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.
If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up petition
or an
involuntary winding-up petition
is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount
that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up petition
or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount
that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,
each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension); and (iii) absent an initial business combination within 18 months from the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension) or with respect to any other material provisions relating to shareholders’ rights or pre-initial business
combination activity, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata
 portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that, immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of $18,292.68 and to imprisonment for five years in the Cayman Islands.
We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.
In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss Company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
Our efforts to identify a prospective initial business combination target may include any industry, sector or geographic region (except for China). We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Our Memorandum and Articles of Association prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.
We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model or with limited historic financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.
Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
We may choose to issue notes or other debt securities, or to otherwise incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from the Public Offering and sale of the Private Placement Warrants provided us with $334,650,000 that we may use to complete our initial business combination (after taking into account the $17,250,000 of the marketing fee being held in the Trust Account).
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders or warrant holders do not agree.
Our Memorandum and Articles of Association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, SPACs have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Memorandum and Articles of Association or governing instruments in a manner that will make it easier for us to complete our initial business combination and that our shareholders may not support.
In order to effectuate a business combination, SPACs have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, SPACs have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Memorandum and Articles of Association requires a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of
the shareholders who attend and vote at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the then outstanding Private Placement Warrants. In addition, our Memorandum and Articles of Association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 18 months of the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension) or (B) with respect to any other provisions relating to shareholders’ rights or pre- initial
business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through the registration statement relating to our Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our Memorandum and Articles of Association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our Memorandum and Articles of Association that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of
our ordinary shares who attend and vote at a general meeting of the Company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our Trust Account), which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend our Memorandum and Articles of Association to facilitate the completion of an initial business combination that some of our shareholders may not support.
Our Memorandum and Articles of Association provides that any of its provisions related to pre-business combination
activity (including the requirement to deposit proceeds of the Public Offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of
the shareholders who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our sponsor, Pala and Roth, who collectively beneficially own 20% of our ordinary shares, will participate in any vote to amend our Memorandum and Articles of Association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Memorandum and Articles of Association which govern our pre-business combination
behavior more easily than some other SPACs, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Memorandum and Articles of Association.
Our initial shareholders, officers and directors and have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension) or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business
combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial shareholders, officers or directors for any breach of these agreements.
Certain agreements related to the Public Offering may be amended without shareholder approval.
Each of the agreements related to the Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. Such agreements are the underwriting agreement; the letter agreement among us and our initial shareholders, officers and directors; the registration rights agreement among us and our initial shareholders; the securities subscription agreements between us and each of Pala and Roth; and the Private Placement Warrants Purchase Agreement between us and each of our sponsor and Cantor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions
with respect to the Founder Shares, Private Placement Warrants and other securities held by our initial shareholders, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision
discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Public Offering and the sale of the Private Placement Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.
Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
Our sponsor, Pala and Roth own 20% of our issued and outstanding ordinary shares (assuming they do not purchase any units in the Public Offering). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Memorandum and Articles of Association. If our sponsor, Pala and Roth purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting of the Company to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment to the board of directors and our sponsor, Pala and Roth, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.
Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, generally accepted accounting principles in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on
Form 10-K for
the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.
We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.
Our corporate affairs will be governed by our Memorandum and Articles of Association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders’ derivative action in a Federal court of the United States.
We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.
The nominal purchase price paid by our sponsor for the Founder Shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.
We offered our units at an offering price of $10.00 per unit and the amount in our Trust Account is $10.20 per public share, implying an initial value of $10.20 per public share. However, prior to the Public Offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.003 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the Founder Shares are converted into public shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $344,650,000, which is the amount we would have for our initial business combination in the Trust Account after payment of the marketing fee of $17,250,000, no interest is earned on the funds held in the Trust Account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our ordinary shares would have an implied value of $7.99 per share upon consummation of our initial business combination, which would be a 21.67% decrease as compared to the initial implied value per public share of $10.20.

Public shares	34,500,000
Founder Shares	8,625,000

Total shares	43,125,000
Total funds in trust available for initial business combination (less the marketing fee)	$344,650,000
Initial implied value per public share	$10.20
Implied value per share upon consummation of initial business combination	$7.76

The value of the Founder Shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.20 per share.
Our sponsor, Pala, Roth and Cantor collectively invested in us an aggregate of $16,325,000 to purchase the Founder Shares and the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 8,625,000 Founder Shares would have an aggregate implied value of $86,250,000. Even if the trading price of our ordinary shares was as low as $1.89 per share, and the Private Placement Warrants were worthless, the value of the Founder Shares would be substantially equal to our initial shareholders’ initial investment in us. As a result, our initial shareholders are likely to be able to recoup their investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.
Risks Relating to the Post-Business Combination Company
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets,
restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items
and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt
held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.
We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.
Risks Relating to Acquiring and Operating a Business in Foreign Countries
If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.
If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.
In the event that we acquire
a non-U.S. target,
all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.
We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.
In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the Cayman Islands or the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.
Risks Relating to our Management Team
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.
Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. While members of our management team have prior SPAC experiences, such past performances do not guarantee either (i) success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.
We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.
We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for us. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance
on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Members of our management team have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.
During the course of their careers, members of our management team have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.
Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman law. Our Memorandum and Articles of Association provides that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.
In addition, our initial shareholders and our officers and directors may sponsor or form other SPACs similar to us or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our initial shareholders, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other SPACs with which they may become involved. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.
Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, directors or executive officers or Pala, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with one of our initial shareholders, executive officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with one of our initial shareholders, executive officers, directors or existing holders. Such entities may compete with us for business combination opportunities. Our initial shareholders, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with one of our initial shareholders, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after the Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
On August 4, 2021, our sponsor purchased an aggregate of 7,187,500 Founder Shares for a purchase price of $25,000, or approximately $0.003 per share. Prior to the initial investment in us of $25,000 by our sponsor, we had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to us by the number of Founder Shares issued. The number of Founder Shares outstanding was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares after the Public Offering.
On November 21, 2021, our sponsor surrendered 2,966,667 Founder Shares for cancellation for nominal consideration. Roth purchased 300,000 Founder Shares and 1,000,000 Private Placement Warrants in a private placement that closed simultaneously with the closing of the Public Offering. Additionally, Pala purchased 2,751,111 Founder Shares and 3,095,000 Private Placement Warrants in a private placement that closed simultaneously with the closing of the Public Offering.
On December 14, 2021, we effected a share capitalization with respect to our Class B ordinary shares of 1,353,056, resulting in our sponsor holding 5,573,889 Founder Shares. The Founder Shares will be worthless if we do not complete an initial business combination.
Our sponsor, Pala, Cantor and Roth funded $16,300,000 in the aggregate and purchased an aggregate of 16,300,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, in a private placement that closed simultaneously with the closing of the Public Offering. Of this amount, our sponsor purchased an aggregate of 9,445,000 Private Placement Warrants, Pala purchased an aggregate of 3,095,000 Private Placement Warrants, Cantor purchased an aggregate of 2,760,000 Private Placement Warrants and Roth purchased an aggregate of 1,000,000 Private Placement Warrants. Moreover, our sponsor has committed to loan us an aggregate of up to $1,500,000 for working capital purposes, at our request. Such working capital loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,500,000 in the aggregate. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the date that is 18 months following the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension) nears, which is the deadline for our completion of an initial business combination.
Risks Relating to our Securities
The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption
amount received by public shareholders may be less than $10.20 per share.
The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Memorandum and Articles of Association, our public shareholders are entitled to receive their pro-rata share
of the proceeds held in the Trust Account, plus any interest income, net of taxes payable and up to $100,000 of interest to pay dissolution expenses. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption
amount received by public shareholders may be less than $10.20 per share.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension) or with respect to any other material provisions relating to shareholders’ rights or pre-initial business
combination activity, and the redemption of our public shares if we are unable to complete an initial business combination within 18 months from the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension), subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination within 18 months from the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension) is not completed for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public shareholders may be forced to wait beyond 18 months from the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension) before they receive funds from our Trust Account. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.
In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE
transactions) at a price of less than $10.20 per share or which approximates the per-share amounts
in our Trust Account at such time, which is generally approximately $10.20. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.
NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our units are listed on the NYSE. Our Class A ordinary shares and warrants are separately trading on the NYSE. Although following the Public Offering, we meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE’s listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our aggregate market value would be required to be at least $100,000, and the market value of our publicly held shares would be required to be at least $80,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market.
If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on the NYSE, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.
You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.
If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.
We have not registered the Class A ordinary shares underlying the warrants under registration statement for the Public Offering. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, correct or complete or the SEC issues a stop order.
If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.
In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.
In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.
You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.
The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.
The grant of registration rights to our initial shareholders and holders of our Private Placement Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.
Our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which Founder Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the Founder Shares and the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of such Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude.
This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our Private Placement Warrants or holders of our working capital loans or their respective permitted transferees are registered.
We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to-
one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Memorandum and Articles of Association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Memorandum and Articles of Association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Immediately after the Public Offering, there were 165,500,000 and 11,375,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio
but subject to adjustment as set forth herein and in our amended and memorandum and articles of association. Immediately after the Public Offering, there were no preference shares issued and outstanding.
We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at
the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Memorandum and Articles of Association provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our Memorandum and Articles of Association to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of the Public Offering (or beyond 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension) or (y) amend the foregoing provisions. These provisions of our Memorandum and Articles of Association, like all provisions of our Memorandum and Articles of Association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares:

•	may significantly dilute the equity interest of investors in the Public Offering;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of Class A ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.
Unlike some other similarly structured SPACs, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.
The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis,
subject to adjustment for
share sub-divisions, share
dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis,
20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to our initial shareholders, officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.
This is different than some other similarly structured SPACs in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants.
Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares (at a ratio different than initially provided), shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of our initial business combination) for any 20 trading days within a
30 trading-day period
ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption
period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.
Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.
We issued warrants to purchase 17,250,000 Class A ordinary shares as part of the units offered by the prospectus relating to the Public Offering and, simultaneously with the closing of the Public Offering, we issued in a private placement an aggregate of 16,300,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. Moreover, our sponsor has committed to loan us an aggregate of up to $1,500,000 for working capital purposes, at our request. Such working capital loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,500,000 in the aggregate. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Our warrants are accounted for as a warrant liability and were recorded at fair value upon issuance with any changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.
We have 33,550,000 warrants outstanding (comprised of the 17,250,000 warrants included in the units and the 16,300,000 Private Placement Warrants). We currently account for these warrants as a warrant liability, which means that we will record them at fair value upon issuance with any changes in fair value each period reported in earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This choice-of-forum provision
may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
An investment in the Public Offering may result in uncertain or adverse United States federal income tax consequences.
An investment in the Public Offering may result in uncertain or adverse United States federal income tax consequences. For instance, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a United States holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for United States federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Unanticipated changes in our effective tax rate or challenges by tax authorities could harm our future results.
We are not subject to income taxes in the Cayman Islands but we may become subject to income taxes in various other jurisdictions in the future. Our effective tax rate could be adversely affected by changes in the allocation of our pre-tax earnings
and losses among countries with differing statutory tax rates, in certain non-deductible expenses
as a result of acquisitions, in the valuation of our deferred tax assets and liabilities, or in federal, state, local or non-U.S. tax
laws and accounting principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. Increases in our effective tax rate would adversely affect our operating results. In addition, we may be subject to income tax audits by various tax jurisdictions throughout the world. The application of tax laws in such jurisdictions may be subject to diverging and sometimes conflicting interpretations by tax authorities in these jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.
General Risk Factors
We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a blank check company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds
$700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals
or exceeds $250 million as of the prior June 30
th
, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals
or exceeds $700 million as of the prior June 30
th
. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Provisions in our Memorandum and Articles of Association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.
Our Memorandum and Articles of Association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Provisions in our Memorandum and Articles of Association and Cayman Islands law may have the effect of discouraging lawsuits against our directors and officers.
Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our Memorandum and Articles of Association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.
Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.
Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.
In addition to the Business Combination Marketing Agreement, we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Public Offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive a marketing fee that will be released from the Trust Account only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Public Offering, including, for example, in connection with the sourcing and consummation of an initial business combination.
In addition to the Business Combination Marketing Agreement, we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Public Offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive a marketing fee, which is conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
Recently, the market for directors and officers liability insurance for SPACs has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run- off
insurance”). The need
for run-off insurance
would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our executive offices are located at 51 NW 26
th
Street, Suite 533, Miami, Florida 33127. We consider our current office space adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our units, Class A ordinary shares and warrants are listed on the NYSE under the symbols “BFAC.U,” “BFAC” and “BFAC.WS,” respectively.
Holders
As of March 21, 2022, there were one holder of record of our units, one holder of record of our Class A ordinary shares, three holders of record of our Class B ordinary shares and five holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Unregistered Sales
The sales of the Founder Shares and Private Placement Warrants to our sponsor, Pala, Roth and Cantor as described herein were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.
Use of Proceeds
On December 14, 2021, our registration statement on Form
S-l
(File
No. 333-261373)
was declared effective by the SEC, and we subsequently filed a registration statement on Form
S-1
(File
No. 333-261654)
pursuant to Rule 462(b) under the Securities Act, which was effective immediately upon filing. On December 17, 2021 we consummated the Public Offering of 34,500,000 units, including the issuance of 4,500,000 units as a result of the underwriters’ full exercise of their over-allotment option, at an offering price to the public of $10.00 per unit for an aggregate offering price of $345,000,000. Each unit consists of one Class A ordinary share and one-half
of one Warrant. Each whole Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share.
A total of $351,900,000, comprised of $335,600,000 of the proceeds from the Public Offering (which amount includes the marketing fee of $17,250,000) and $16,300,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated December 14, 2021, which was filed with the SEC.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form
10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form
10-K.

Overview
We were incorporated as a Cayman Islands exempted company on July 29, 2021. The Company was incorporated for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.
On December 17, 2021, the Company consummated the Public Offering of 34,500,000 units (including the underwriters’ full exercise of their over-allotment option) at $10.00 per unit (each, a “Unit”). Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.
The Company will have 18 months from the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if the Company extends the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension) to consummate the initial business combination.
Pursuant to the terms of our Memorandum and Articles of Association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended, the initial shareholders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account, pro rata in accordance with their percentage ownership of the total number of outstanding Founder Shares, an aggregate of $3,450,000 ($0.10 per share) for one three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share), for a full six-month
extension, on or prior to the date of the applicable deadline. Any such payments would be made in the form of an Extension Loan. If we complete our initial business combination, we will, at the option of our initial shareholders or their affiliates or designees, repay such loaned amounts out of the proceeds of the Trust Account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per Extension Loan Warrant. If we do not complete a business combination, we will repay such loans only from funds held outside of the Trust Account. Our initial shareholders or their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
If we are unable to complete an initial business combination within 18 months after the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension) or during any extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete an initial business combination within 18 months after the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension).
Results of Operations
Our entire activity from July 29, 2021 (inception) through December 31, 2021 was in preparation for the Public Offering. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the period from July 29, 2021 (inception) through December 31, 2021, we had net income of $6,375,125, which consisted of formation and operating costs of $189,239 and transaction costs of $321,236, offset by a favorable change in fair value of warrant liabilities of $6,884,712 and interest earned on marketable securities held in trust account of $888.
Liquidity and Capital Resources
As of December 31, 2021, we had $925,758 in cash and working capital of $1,214,007.
Prior to the completion of the Public Offering, we lacked the liquidity we needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. We have since completed the Public Offering, at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has sincere-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year form the date the financial statement is issued and therefore substantial doubt has been alleviated.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:
Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
Net Income (Loss) Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Calculation of diluted net income (loss) per share for the period from July 29, 2021 (inception) through December 31, 2021 does not consider the effect of the warrants underlying the Units sold in the Public Offering and the Private Placement Warrants to purchase an aggregate of 33,550,000 Class A ordinary shares subject to possible redemption in the calculation of diluted income per share because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per common share is the same as basic net income per common share for such periods.

Warrant Liabilities
The Company accounts for the warrants issued in connection with the Public Offering in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on July 29, 2021. We adopted ASU
2020-06
on July 29, 2021 (inception).
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.
Off-Balance
Sheet Financing Arrangements
As of the date of this Annual Report on Form
10-K,
we did not have any
off-balance
sheet arrangements.
Commitments and Contractual Obligations
Registration Rights Agreement
Pursuant to the Registration Rights Agreement, dated December 14, 2021, by and among the Company, the Sponsor, Pala, Cantor, Roth and the other holders party thereto, the holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants, (iii) Private Placement Warrants that may be issued upon conversion of working capital loans and (iv) Extension Loan Warrants that may be issued upon conversion of the Extension Loan will have registration rights to require the Company to register a sale of any of the Company’s securities held by them. The holders of these securities are entitled to certain demand and “piggy-back” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the Public Offering to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. The underwriters exercised their over-allotment option in full on December 17, 2021.
On December 17, 2021, the underwriters earned a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Public Offering, or $6,900,000. Additionally, the underwriters will be entitled to a Marketing Fee of five percent (5.0%) of the gross proceeds of the Public Offering, or $17,250,000, upon the completion of the Company’s initial business combination.
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of the Public Offering or until we otherwise no longer qualify as an “emerging growth company.”
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule
12b-2
under the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of the evaluation date, our disclosure controls and procedures were effective.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our directors and executive officers are as follows:

Name	Age	Position
Simon Hay	56	Non-executive Chairman and Director
Jessica Fung	42	Director
Erez Ichilov	56	Director
Natalia Streltsova	60	Director
Adrian Griffin	68	Director
Greg Martyr	57	Chief Executive Officer and Director
Kris Salinger	40	Chief Financial Officer and Director
Josh Payne	29	Chief Operating Officer
Nick O’Loughlin	33	Chief Development Officer
Simon Hay,
Non-executive
Chairman
Simon Hay brings a wealth of mining industry experience to Battery Future Acquisition Corp. Mr. Hay is currently Managing Director of Leo Lithium, which is a proposed spin-off from Firefinch Limited (ASX:FFX) and will develop the Goulamina Lithium Project in Mali. Mr. Hay recently led Galaxy Resources (ASX: GXY) as CEO between July 2019, up until its $3.1 billion merger of equals with Orocobre on August 25, 2021. Galaxy Resources was an established lithium producer in Western Australia and developed lithium brine and hard rock assets in Argentina and Canada through entities for which Mr. Hay served as a director. Galaxy previously designed and operated a downstream conversion facility in China and are now investigating further downstream processes for their development projects assets. Prior to joining Galaxy, Mr. Hay spent over 10 years at Iluka Resources and held several positions such as Head of Resource Development from March 2016 to June 2019, where he was responsible for exploration and geology, mine planning and development, major projects and engineering and technology and innovation. Mr. Hay also served as General Manager of zircon sales at Iluka from February 2014 to February 2016, and as Vice President of Sales and Marketing in Iluka’s Asia Pacific region from May 2011 to February 2014. Mr. Hay has over fifteen years of operational experience at mining assets located across Australia. Mr. Hay previously held senior positions with leading ASX listed companies, including BHP Billiton and WMC Resources. Mr. Hay has experience leading complex minerals processing facilities including smelters and refineries where cost reduction, productivity improvements and turnarounds were achieved. Mr. Hay has a Bachelor of Science with honors (Chemistry), a Master of Applied Science (Metallurgy) and a Graduate Diploma in Management from The Australian Graduate School of Management. From December 2016 to October 2017, Mr. Hay served as a director of Metalysis, an innovative UK company developing an electrolytic technology for the direct reduction of ores and oxides into metal and exotic alloy powders. Mr. Hay has served as the
Non-executive
Chairman of the Company since December 2021.
Jessica Fung, Director
Jessica Fung is Head Strategist at Pala and joined the company in February 2017. Her focus is on investigating emerging technologies such as electric vehicles, renewables, recycling and blockchain, and forecasting the impact these trends will have on commodity markets and how investors will finance the future economy. She also leads Pala’s ESG due diligence process. Between August 2008 and February 2017, Ms. Fung held several positions at BMO Capital Markets, including Commodities Strategist and Equity Research – Global Metals and Mining Analyst, where her in-depth
analysis and integrity gained the trust of asset management and industry clients around the world. In July 2021, Ms. Fung was appointed to the board of directors of Concord Resources Limited, a mining and metal company focused on the distribution, supply chain and risk management of non-ferrous
metals and raw materials. Ms. Fung is a frequent speaker at industry and corporate conferences, most recently at LME Week 2019’s flagship Metals Seminar and the FT’s Global Commodity Summits in Lausanne and Tokyo. She has appeared on CNBC and Bloomberg TV and has been cited in other press such as the Financial Times, Wall Street Journal, Reuters and Streetwise. Ms. Fung has served as a director of the Company since December 2021.

Adrian Griffin, Director
Adrian Griffin has more than 40 years’ experience in the mining industry, including project identification, development and financing, as well as oversight of integrated mining and processing facilities. Mr. Griffin has served as Managing Director of Lithium Australia (ASX: LIT) since February 2011 and is focused on the downstream production of lithium-ion battery
components, as well as the recycling
of battery/e-waste to
recover the energy metals they contain. Mr. Griffin is positioning the company as a vertically integrated producer of lithium processing technology, a manufacturer of battery components and a developer of battery recycling technology with the goal of achieving access to all facets of the lithium value chain. Mr. Griffin has served as non-executive chairman
of Parkway Corporate (ASX: PWN), the developer of potassium extraction technologies and provision of services for the management of waste water, since November 2010. Mr. Griffin was also a founding director of ASX-listed Northern
Minerals, developer of Browns Range heavy rare earth deposit, from June 2006 to November 2020. With expertise in processing technology, Mr. Griffin is currently identifying unconventional sources of lithium, including mine waste, and developing low-carbon footprint
technology to process lithium and other conventional feed stocks such as spodumene. Mr. Griffin led the takeover of advanced cathode research and development company, VSPC Ltd, and has served as its director since February 2018. VSPC produces advanced nickel and cobalt free cathode material currently being tested commercially in the UK, South Korea, France, China and Japan. VSPC has an Australian government funded research grant to develop rapid charge/discharge batteries for transportation use. VSPC holds international patents for the production of cathode powders. Mr. Griffin also led the takeover of Australia’s only lithium-ion battery
recycling company, Envirostream Australia Pty Ltd, and has been serving as its director since April 2019. Envirostream has established a nation-wide collection and processing business for spent batteries and has a suite of intellectual property covering the processing technologies for separation, processing and refining the materials recovered from the batteries. Mr. Griffin’s previous experiences include serving as director of Metal Sands Pty Ltd., a heavy mineral exploration company, from September 2000 to February 2017; founder and director of Global Carbon Credits Pty Ltd., a company focused on the reduction of carbon footprints with particular application in the use of fly ash in geopolymers, from April 2008 to August 2018; and founder and director of Blackearth Minerals NL, a Madagascan graphite project developer, from March 2016 to April 2017. Mr. Griffin is a large shareholder of ASX-listed battery metals exploration company, Charger Metals NL, and has served as its non-executive director since November 2021. Mr. Griffin holds a Bachelor of Science with honors from the University of Melbourne, majoring in Geology and Metallurgy. Mr. Griffin has served as a director of the Company since December 2021.
Natalia Streltsova, Director
Natalia Streltsova is a PhD qualified chemical engineer with over 25 years of international experience in the minerals industry, of which over 10 years has been spent in various technical and senior executive roles with major mining houses, including Vale SA (formerly CVRD), from 2008 to 2012, BHP Billiton, from 2005 to 2008, and WMC Resources Limited from 1999 to 2005. Dr. Streltsova has a strong background in mineral processing and metallurgy and a considerable track record in technology management, innovation and identification of technical solutions for challenging projects. At Vale, Dr. Streltsova led Vale’s Technical Development Department which, jointly with Global Exploration, delivered a pipeline of growth projects for Vale. She also managed a global multi-discipline, multi-commodity team of over 150 professionals and Vale’s largest in-house laboratory
facilities located in Brazil.
Her broad international experience, both in technical and in business development capacities, covers projects operating in Australia, Africa, South America and in several Eastern European countries. In the last 9 years, since finishing full-time executive roles, her focus has been on non-executive board
memberships and consulting. She has served as
a non-executive director
of Ramelius Resources Limited, an ASX200 gold producer, since October 2019, Western Areas Limited, a major producer of Class 1 nickel, as concentrate and as nickel sulfide intermediate that feeds into the battery precursor materials, since January 2017, and Neometals Limited, an innovative project developer with a strategic focus on critical minerals including projects on LiB battery recycling, vanadium recovery, vanadium chemical production from steel slag, titanium and vanadium production from chrome-magnetite ore and lithium recovery from brines, since April 2016. In December 2021, Dr. Streltsova has joined Australian Potash Limited as a Non-Executive Chair. From January 2014, she also served as a director of Vintage94 Pty Ltd, a boutique private consulting company advising on technical and strategic matters. In her board and consulting roles, her primary focus is on development opportunities and acquisitions in the battery supply value chain. From September 2015 to September 2019, she served as a non-executive director
of Parkway Minerals NL. Dr. Streltsova holds a PhD from the Karpov Institute of Physical Chemistry and a Master of Science from Mendeleev University of Chemical Technology. Dr. Streltsova has served as a director of the Company since December 2021.

Erez Ichilov, Director
Erez Ichilov is currently the Managing Director of Traxys Project LP, the investments and projects arm of the Traxys Group, a well-established international physical trading house with an annual turnover of approximately US $8 billion and approximately 450 employees spread across more than 20 locations and 5 continents. Mr. Ichilov joined Traxys in January 2013 and has 28 years of experience as a commercial lawyer turned executive in cross-border transactions and international business development. At Traxys, Mr. Ichilov focuses on sourcing, inspecting, evaluating and negotiating new business opportunities worldwide. Mr. Ichilov is also responsible for managing the existing portfolio of investments in private and public companies (including a Manganese development project in South Africa with ore suitable for battery grade Manganese Sulphate production).
Mr. Ichilov is increasingly focused on developing all aspects of
Traxys’ lithium-ion battery
materials business. Recent examples are minority positions taken either directly or through pooled investments in Li-Cycle Holdings
Corp. (LICY: NYSE), Nouveau Monde Graphite (TSXV: NOU.V), Talon Metals (TSX: TLO) and Nemaska Lithium. Mr. Ichilov is an executive director on behalf of Traxys in its joint venture activities with the Pallinghurst private equity fund for investments and investment management in the battery materials space and is the active director in several Traxys subsidiaries created to harbor and operate its present and future battery materials activities.
Prior to joining Traxys, Mr. Ichilov was the Deputy CEO – Corporate Development of the nickel producer Cunico Resources N.V from October 2008 to October 2012, during which Cunico established itself as an important producer of refined ferronickel in its two plants and integrated mines in Kosovo and North Macedonia, which had approximately 3,000 employees and reached annual production of approximately 30,000 tons of nickel combined. Mr. Ichilov holds a law degree (LLB) and an MBA from the University of Tel-Aviv. We
believe Mr. Ichilov is qualified to serve on our board due to his lengthy career managing billions of dollars of investments with a particular emphasis on battery metals such as lithium. Mr. Ichilov has served as a director of the Company since December 2021.
Greg Martyr, Chief Executive Officer and Director
Greg Martyr has over 30 years’ experience across resources investment banking, corporate finance and the management of international mining companies. Since March 2018, Mr. Martyr has served as the non-executive director
of Euro Manganese (ASX: EMN), which owns a 100% interest in the Chvaletice Manganese project, the only sizeable manganese resource in the European Union, with the potential to provide up to 50% of projected European demand for high purity manganese for batteries. Since February 2018, Mr. Martyr has served as a non-executive director,
and since January 2021, the
non-executive
chairman, of Capital Metals plc, a company developing a high-grade mineral sands project in Sri Lanka. Since 2016, Mr. Martyr, through his private company, has been an investor in, and strategic and capital raising advisor to, several companies in the mining, technology and agriculture sectors. From September 2011 to June 2016, Mr. Martyr held several positions with Standard Chartered Bank, including Managing Director and, eventually, Global Head of Advisory, Mining and Metals. Mr. Martyr initially was a partner at Gryphon Partners, a boutique resources advisory firm in Australia and Canada which advised on more than 60 mergers and acquisitions and capital markets transactions in the mining and metals sector with a total value of more than $22 billion, from 2007 until it was acquired by Standard Chartered Bank in 2011. From 1994 to 2003, he was employed in several executive roles focusing on the international expansion of Normandy Mining Ltd., including as President of the Americas, which culminated in a $9 billion merger with Newmont Mining Corp. and Franco-Nevada Mining Corp. in 2002 to form the world’s largest gold mining company at the time. Mr. Martyr spearheaded the $350 million transaction to create the TVX Normandy Americas joint venture, which he ultimately ran as President, with interests in 5 mines producing an aggregate of 500,000 ounces of gold per year. Prior to his time at Normandy Mining Ltd., he held positions with Deutsche Bank and Morgan Grenfell. Mr. Martyr obtained a Bachelor of Economics and a Bachelor of Laws from the University of Sydney, Australia. Mr. Martyr has served as the Chief Executive Officer since November 2021 and as a director of the Company since December 2021.
Kris Salinger, Chief Financial Officer and Director
Kris Salinger
has over 15 years of investment banking and capital markets experience on Wall Street, having raised over $50 billion of common stock, debt & hybrid capital for corporate and sponsor clients. From May 2016 to September 2021, Mr. Salinger was a Senior Vice President at Roth Capital Partners, where he was Co-Lead of
Asia Pacific coverage for Battery Metals Capital Markets clients. Prior to his role at Roth Capital, Mr. Salinger spent six years and was a Vice President at Citigroup in New York from October 2009 to February 2016, including within the Industrials Equity Capital Markets team that led the initial public offerings of General Motors, Allison Transmission and Delpha Automotive plc. Prior to his time at

Citigroup, Mr. Salinger was an associate within the Debt & Hybrid Capital Markets at ABN AMRO from March 2005 to February 2008. Mr. Salinger holds an MBA & Bachelor of Commerce from the University of Sydney and a Master of Finance from the Securities Institute of Australia. Mr. Salinger has served as a director since July 2021 and the Chief Financial Officer of the Company since August 2021.
Josh Payne, Chief Operating Officer
Joshua (Josh) David Payne has 5 years of investment banking and corporate advisory experience, having advised companies with over $2 billion in cumulative value. As Managing Director of his private capital and advisory business Payne Capital Group (dba PT Capital) since March 2019, Mr. Payne serves as a corporate and capital raising advisor to a number of companies in the energy transition and technology sectors and has advised large renewable energy (solar and waste-to-energy) firms
on portfolio cost optimization and utilization of innovative technology-driven strategies to significantly improve both profitability and reliability for shareholders, resulting in better portfolio value creation. Mr. Payne leads Payne Capital Group in the areas of deal structure and negotiation, as well as oversees firm operations. Payne Capital Group’s primary areas of focus include renewable energy, clean tech (particularly hydrogen and waste-to-energy) and
natural resources (natural gas and liquified
natural gas-to-power). Mr. Payne is
also currently serving as a managing director for Arkon Energy Pty Ltd. and Alpha Capital Management Pty Ltd. Mr. Payne was a founding partner of the early-stage venture firm Envest Group from March 2019 to March 2020, where the firm’s focus was both investing in and raising seed capital for global technology start-ups. From June
2017 to March 2019, Mr. Payne served as founder and Chief Operating Officer of GYCON pty ltd (dba CTM Workforce), which targeted the civil, tunnelling and mining industries with a highly skilled on-hire workforce.
Mr. Payne has served as the Chief Operating Officer of the Company since August 2021.
Nick O’Loughlin, Chief Development Officer
Nicholas (Nick) Charles O’Loughlin has 10 years of experience in investment banking in Australia and London, primarily advising in the resources sector. Mr. O’Loughlin’s most recent role was as Associate Director (Vice President) at Rothschild & Co in London from February 2017 through July 2020, where he managed a team of associates and analysts and advised on several landmark transactions in the mining sector including, of particular relevance, Vale’s sale of the Goro Nickel Mine, Rio Tinto’s sale of its Grasberg interest and the financing of RioTinto’s Oyu Tolgoi Copper Mine. Prior to that, he was in Standard Chartered Bank’s Mining & Metals team from October 2011 to January 2017. Since finishing at Rothschild & Co, Mr. O’Loughlin has written a paper on the energy transition in mining & metals and has held consulting roles with Rio Tinto on two renewable energy projects in Australia. Mr. O’Loughlin has also recently advised on two IPOs in the battery metals space and has a business development role with Sparc Technologies Limited. Mr. O’Loughlin holds a Bachelor of Mining Engineering with First Class Honours and a Bachelor of Commerce from the University of Adelaide. Mr. O’Loughlin has served as a director of the Company since December 2021.
Number and Terms of Office of Officers and Directors
Our board of directors consists of seven members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Adrian Griffin and Natalia Streltsova will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Erez Ichilov and Greg Martyr, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Jessica Fung, Simon Hay and Kris Salinger, will expire at the third annual meeting of shareholders.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Memorandum and Articles of Association.
Director Independence
The rules of the NYSE require that a majority of our board of directors be independent within one year of the Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Adrian Griffin, Simon Hay, Erez Ichilov and Natalia Streltsova is an “independent director” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
In addition, the board of directors has considered that Mr. Griffin currently serves on the audit committee of more than three publicly traded companies. Our Board has determined that Mr. Griffin’s simultaneous service on the audit committees of more than three public companies does not impair his ability to serve effectively as a member of our Audit Committee.

Board Committees
Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Our audit committee, compensation committee and nominating and corporate governance committee are composed solely of independent directors. Subject to phase-in
rules, the rules of the NYSE and Rule
10A-3
under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates pursuant to a charter approved by our board and have the composition and responsibilities described below. The charter of each committee is available on our website.
Audit Committee
We established an audit committee of the board of directors. Simon Hay, Natalia Streltsova and Adrian Griffin serve as members of our audit committee, and Mr. Hay chairs the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Simon Hay, Natalia Streltsova and Adrian Griffin meet the independent director standard under the NYSE listing standards and under Rule
10A-3(b)(l)
under the Exchange Act.
Except for Mr. Griffin, none of the Audit Committee members serves on the audit committee of more than three public companies. As described above, our board of directors has determined that Mr. Griffin’s simultaneous service on the audit committee of more than three public companies does not impair his ability to effectively serve on the Audit Committee.
Each member of the audit committee is financially literate and our board of directors has determined that Mr. Hay qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.
We have adopted an audit committee charter, detailing the principal functions of the audit committee, including:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of the Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Public Offering; and

•
reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee
We established a compensation committee of the board of directors. Simon Hay, Natalia Streltsova and Adrian Griffin serve as members of our compensation committee, and Mr. Hay chairs the compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Simon Hay, Natalia Streltsova and Adrian Griffin are independent.
We have adopted a compensation committee charter, detailing the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.
Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of up to $15,000 per month, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our sponsor, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
Nominating and Corporate Governance Committee
We established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Simon Hay and Natalia Streltsova. Mr. Hay chairs the nominating and corporate governance committee.
We have adopted a nominating and corporate governance committee charter detailing the purpose and responsibilities of the nominating and corporate governance committee, including:

•
screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the Company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.
Compensation Committee Interlocks and Insider Participation
None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.
Code of Business Conduct and Ethics and Committee Charters
We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Business Conduct and Ethics as an exhibit to the registration statement relating to the Public Offering. You may review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive
amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website.
ITEM 11. EXECUTIVE COMPENSATION
None of our executive officers or directors has received any cash compensation for services rendered. We will reimburse our sponsor for office space, secretarial and administrative services provided to members of our management team in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and we do not pay directly for such services. Upon completion of our initial business combination or our liquidation, we will cease making these payments. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.
It is possible that some or all of our officers and directors may negotiate employment or consulting arrangements with the post-transaction company after our initial business combination. Any such arrangements will be disclosed in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders in connection with a proposed business combination, to the extent they are known at such time.
The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that such arrangements will be a determining factor in our decision to proceed with any potential business combination.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents the number of shares and percentage of our ordinary shares owned by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

The following table is based on 43,125,000 ordinary shares outstanding at March 31, 2022, of which 34,500,000 were Class A ordinary shares and 8,625,000 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Outstanding Ordinary Shares
Battery Future Sponsor LLC (3)	5,573,889	12.1%
Pala Investments Limited (4)	2,751,111	7.1%
Kristopher Salinger	—	—
Josh Payne	—	—
Greg Martyr	—	—
Adrian Griffin	—	—
Simon Hay	—	—
Natalia Streltsova	—	—
Jessica Fung	—	—
Erez Ichilov	—	—
Nick O’Loughlin	—	—
All officers and directors as a group (nine individuals)	—	—
* Less than one percent
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 51 NW 26th Street, Suite 533, Miami, Florida 33127.
(2)
Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one
basis, subject to adjustment, as described elsewhere herein.

(3)
Our sponsor is the record holder of such shares. Battery Future Manager LLC is the manager of our sponsor. Kristopher Salinger is the sole member of Battery Future Manager LLC and has voting and investment discretion with respect to the ordinary shares held of record by our sponsor. Mr. Salinger disclaims any beneficial ownership of the shares held by our sponsor, except to the extent of his pecuniary interest therein.

(4)
Pala is the record holder of the shares reported herein. Pala’s investment committee has voting and investment discretion with respect to the ordinary shares held of record by Pala. The three investment committee members are John Nagulendran, Evgeni Iorich and Stephen Gill. Each of Mr. Nagulendran, Mr. Iorich and Mr. Gill disclaims any beneficial ownership of the shares held by Pala, except to the extent of his pecuniary interest therein. The address of the investment committee members is c/o Pala Investments Limited, Gotthardstrasse 26, 6300 Zug, Switzerland.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
On August 4, 2021, our sponsor purchased an aggregate of 7,187,500 Founder Shares for a purchase price of $25,000, or approximately $0.003 per share. The number of Founder Shares outstanding was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares after the Public Offering. On November 21, 2021, our sponsor surrendered 2,966,667 Founder Shares for cancellation for nominal consideration. On December 14, 2021, we effected a share capitalization with respect to our Class B ordinary shares of 1,353,056, resulting in our sponsor holding 5,573,889 Founder Shares. Roth purchased 300,000 Founder Shares in a private placement that closed simultaneously with the closing of the Public Offering. Additionally, Pala purchased 2,751,111 Founder Shares in a private placement that closed simultaneously with the closing of the Public Offering.

Our sponsor, Pala, Cantor and Roth funded $16,300,000 in the aggregate and purchased an aggregate of 16,300,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, in a private placement that closed simultaneously with the closing of the Public Offering. Of this amount, our sponsor purchased an aggregate of 9,445,000 Private Placement Warrants, Pala purchased an aggregate of 3,095,000 Private Placement Warrants, Cantor purchased an aggregate of 2,760,000 Private Placement Warrants and Roth purchased an aggregate of 1,000,000 Private Placement Warrants. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination. The Private Placement Warrants are identical to the Warrants sold in the Public Offering, except that the Private Placement Warrants are subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, and, if held by the original holder or their permitted assigns, the underlying warrants (i) may be exercised on a cashless basis, (ii) are not subject to redemption and (iii) with respect to such warrants held by Cantor and Roth, will not be exercisable more than five years from the commencement of sales in the Public Offering. If the Private Placement Warrants are held by holders other than our sponsor, Pala, Cantor or Roth or their respective permitted transferees, the Private Placement Warrants will be redeemable by us in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
We currently utilize office space at 51 NW 26th Street, Suite 533, Miami, Florida 33127 from our sponsor as our executive offices. We pay our sponsor up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest
basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.
Any of the foregoing payments to our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the Trust Account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
Registration Rights
The holders of Founder Shares and Private Placement Warrants will be entitled to registration rights pursuant to a registration rights agreement signed on December 14, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion the Company’s initial business combination. We have granted registration rights to Cantor, with respect to its Private Placement Warrants, and to Roth, with respect to its Private Placement Warrants and Founder Shares. The registration rights granted to Cantor and Roth will be subject to FINRA Rule 5110(g)(8). Accordingly, they may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement relating to the Public Offering. In addition, they may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services
We will reimburse our sponsor and its affiliates for office space, secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services, from the date of closing of the Public Offering. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.
Audit Fees
. During the period from July 29, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $35,535 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in this Annual Report on Form
10-K.
Audit-Related Fees.
During the period from July 29, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees
. During the period from July 29, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.
All Other Fees
. During the period from July 29, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of the Public Offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
(1)
Financial Statements

(2)
Financial Statement Schedule
None.
(3)
Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit	Description

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on December 20, 2021).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-261373), filed with the SEC on December 8, 2021).

4.2	Specimen Class A Ordinary Shares Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-261373), filed with the SEC on December 8, 2021).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-261373), filed with the SEC on December 8, 2021).

4.4	Warrant Agreement between Battery Future Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of December 14, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on December 20, 2021).

4.5	Description of Securities.

10.1	Letter Agreement, dated December 14, 2021, by and among the Company, its executive officers, its directors, Pala Investments Limited, Roth Capital Partners, LLC and Battery Future Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on December 20, 2021).

10.2	Investment Management Trust Agreement, dated December 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on December 20, 2021).

10.3	Registration Rights Agreement, dated February 1, 2021, by and among the Company, Battery Future Sponsor LLC, Pala Investments Limited, Cantor Fitzgerald 7 Co., Roth Capital Partners, LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on December 20, 2021).

10.4	Private Placement Warrants Purchase Agreement, December 14, 2021, by and among the Company, Battery Future Sponsor LLC and Cantor Fitzgerald & Co. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on December 20, 2021).

10.5	Amended and Restated Administrative Services Agreement, dated February 5, 2022, by and between the Company and Battery Future Sponsor LLC.

14.1	Code of Business Conduct and Ethics (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-261373), filed with the SEC on December 8, 2021).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

BATTERY FUTURE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Battery Future Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Battery Future Acquisition Corp. (the “Company”) as of December 31, 2021 and the related statements of operations, changes in shareholders’ deficit and cash flows for the period from July 29, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flow for the period from July 29, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
March 31, 2022
PCAOB ID Number 100

BATTERY FUTURE ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2021

Assets:
Current assets:
Cash	$925,758
Prepaid expenses	437,985

Total current assets	1,363,743
Prepaid expenses – non-current portion	414,521
Investments in Trust Account	351,900,888

Total assets	$353,679,152

Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$137,916
Due to related party	11,820

Total current liabilities	149,736
Warrant liabilities	19,963,011

Total liabilities	20,112,747
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 34,500,000 shares at a redemption value of $10.20 per share	351,900,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding (excluding 34,500,000 shares subject to possible redemption issued)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	—
Accumulated deficit	(18,334,458)

Total shareholders’ deficit	(18,333,595)

Total Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$353,679,152

The accompanying notes are an integral part of these financial statements.

BATTERY FUTURE ACQUISITION CORP.
STATEMENT OF OPERATION
FOR THE PERIOD FROM JULY 29, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$189,239

Loss from operations	(189,239)
Other income (expense):
Interest earned on marketable securities held in Trust Account	888
Change in fair value of warrant liabilities	6,884,712
Transaction costs	(321,236)

Total other income, net	6,564,364

Net Income	$6,375,125

Weighted average shares outstanding of Class A redeemable ordinary shares	3,317,308

Basic and diluted net income per share, Class A	$0.62

Weighted average shares outstanding of Class B non-redeemable ordinary shares	7,000,360

Basic and diluted net income per share, Class B	$0.62

The accompanying notes are an integral part of these financial statements.

BATTERY FUTURE ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 29, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid - in -	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — July 29, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary share issued to initial shareholders	—	—	8,540,556	854	24,146	—	25,000
Issuance of 84,444 Founder Shares	—	—	84,444	9	(9)	—	—
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	3,083,501	—	3,083,501
Accretion for shares subject to redemption	—	—	—	—	(3,107,638)	(24,709,583)	(27,817,221)
Net income	—	—	—	—	—	(6,375,125)	(6,375,125)

Balance — December 31, 2021	—	$—	8,625,000	$863	$—	$(18,334,458)	$(18,333,595)

The accompanying notes are an integral part of these financial statements.

BATTERY FUTURE ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 29, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net income	$6,375,125
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(888)
Change in fair value of warrant liabilities	(6,884,712)
Transaction costs	321,236
Changes in operating assets and liabilities:
Prepaid expenses	(437,985)
Prepaid expenses – non-current portion	(414,521)
Accounts payable and accrued expenses	137,916
Due to related party	11,820

Net cash used in operating activities	(892,009)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(351,900,000)

Net cash used in investing activities	(351,900,000)

Cash Flows from Financing Activities:
Proceeds from sale of 34,500,000 Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of 16,300,000 Private Placement Warrants	16,300,000
Payments of offering costs	(682,233)

Net cash provided by financing activities	353,717,767

Net Change in Cash	925,758
Cash – Beginning	—

Cash – Ending	$925,758

Non-Cash Investing and Financing Activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

Costs paid by Sponsor in exchange for credit towards the purchase price of the Private Placement Warrants purchased at closing	$1,498,810

The accompanying notes are an integral part of these financial statements.

Battery Future Acquisition Corp.
Notes to Financial Statements
NOTE 1 — ORGANIZATION, BUSINESS OPERATION AND LIQUIDITY
Battery Future Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on July 29, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (“Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from July 29, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Battery Future Sponsor LLC, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s Public Offering was declared effective on December 14, 2021 (the “Effective Date”). On December 17, 2021, the Company consummated the IPO of 34,500,000 units (including the underwriters’ full exercise of their over-allotment option) at $10.00 per unit (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “public shares”), which is discussed in Note 3. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.
Simultaneously with the consummation of the IPO, the Company consummated the private placement of 16,300,000 warrants (the “Private Placement Warrants”) and 3,051,111 Class B ordinary shares, par value $0.0001 per share, of the Company (the “Founder Shares”) to the Sponsor, Pala Investments Limited (“Pala”), Cantor Fitzgerald & Co. (“Cantor”) and Roth Capital Partners, LLC (“Roth”) generating gross proceeds to the Company of $16,300,000 (the “Private Placement”). In the Private Placement, the Sponsor purchased an aggregate of 9,445,000 Private Placement Warrants, Pala purchased an aggregate of 3,095,000 Private Placement Warrants and 2,751,111 Founder Shares, Cantor purchased an aggregate of 2,760,000 Private Placement Warrants and Roth purchased an aggregate of 1,000,000 Private Placement Warrants and 300,000 Founder Shares.
Transaction costs related to the IPO amounted to $7,607,233 consisting of $6,900,000 of underwriting commissions, and $707,233 of other offering costs. In addition, $979,690 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.
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
Upon the closing of the Public Offering, management deposited $351,900,000, or $10.20 per Unit sold in the Public Offering, including the proceeds of the Private Placement Warrants, in a trust account (“Trust Account”) and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company is unable to complete the initial Business Combination within Combination Period, subject to applicable law, and (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business
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
The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount initially deposited into the Trust Account upon the consummation of the Public Offering was $351,900,000, representing $10.20 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the Marketing Fee the Company will pay to the underwriters. There will be no redemption rights upon the completion of the initial Business Combination with respect to the Company’s warrants.
All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s Articles. In accordance with Accounting Standards Codification (“ASC”)
480-10-S99,
redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC
470-20.
The Class A ordinary shares are subject to ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.
Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Articles, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company’s Class A ordinary shares are not classified as a “penny stock” upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 18 months from the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if the Company extends the period of time to consummate the Business Combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month extension)
 (the “Combination Period”) to consummate the initial Business Combination. If the Company is unable to complete the initial Business Combination within such Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination within Combination Period.
The Company’s initial shareholders, officers and directors, Pala and Roth have entered into a letter agreement with Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with a shareholder vote to approve an amendment to the Company’s Articles to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business
Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within Combination Period or any extended period of time that the Company may have to consummate an initial Business Combination as a result of an amendment to the Company’s Articles (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.
Liquidity and Capital Resources
As of December 31, 2021, the Company had $925,758 in cash and working capital of $1,214,007.
Prior to the completion of the Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed the Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated
the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year form the date the financial statement is issued and therefore substantial doubt has been alleviated.
Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19 pandemic
and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $925,758 in cash and no cash equivalents as of December 31, 2021.
Marketable Securities Held in Trust Account
As of December 31, 2021, substantially all of the assets held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of
 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Corporation coverage of $250,000. The Company has not experienced losses on these accounts.

Offering Costs associated with the Initial Public Offering
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the
ASC 340-10-S99-1.
Offering costs are allocated ratably with the redeemable and non-redeemable
shares they are allocated to. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to temporary equity. The Company incurred offering costs amounting to $7,607,233 consisting of $6,900,000 of underwriting commissions, and $707,233 of other offering costs. Of this amount, $321,236 was allocated to warrants and charged to expense, the remainder was charged to temporary equity.
Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.
As of December 31, 2021, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

December 31, 2021
Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(13,631,224)
Class A ordinary shares issuance costs	(7,285,997)
Plus:
Adjustment of carrying value to initial redemption value	27,817,221

Class A ordinary shares subject to possible redemption	$351,900,000
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
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value on the balance sheet with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based
on whether or
not net-cash settlement
or conversion of the instrument could be required within 12 months of the balance sheet date.
Warrant Liabilities
The Company accounts for the warrants issued in connection with the Public Offering in accordance with the guidance contained in
ASC 815-40. Such
guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at
each balance sheet date. With each
such re-measurement, the
warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per Class B ordinary share is the same as basic income per Class B ordinary share for the period presented.

	For the Period from July 29, 2021 (Inception) through December 31, 2021
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,049,712	$4,325,413

Denominator:
Weighted-average shares outstanding	3,317,308	7,000,360
Basic and diluted net income per share	$0.62	$0.62
Income Taxes
The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
July 29, 2021 (inception).
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3 — INITIAL PUBLIC OFFERING
Public Units
On December 17, 2021, the Company consummated its IPO of 34,500,000 Units at a purchase price of $10.00 per Unit, which included the exercise of the underwriters’ full over-allotment option. Each Unit consists of one Class A ordinary share and one-half
of one Public Warrant.
Public Warrants
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

NOTE 4 — PRIVATE PLACEMENT WARRANTS
Simultaneously with the consummation of the IPO, the Company consummated the Private Placement of 16,300,000 Private Placement Warrants and 3,051,111 Class B ordinary shares, par value $0.0001 per share, of the Company to the Sponsor, Pala, Cantor and Roth, generating gross proceeds to the Company of $16,300,000. In the Private Placement, the Sponsor purchased an aggregate of 9,445,000 Private Placement Warrants, Pala purchased an aggregate of 3,095,000 Private Placement Warrants and 2,751,111 Founder Shares, Cantor purchased an aggregate of 2,760,000 Private Placement Warrants and Roth purchased an aggregate of 1,000,000 Private Placement Warrants and 300,000 Founder Shares.
If the Private Placement Warrants are held by holders other than their initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the Public Offering.
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On August 4, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Founder Shares, par value $0.0001.
On November 21, 2021, the Sponsor surrendered 2,966,667 Founder Shares for cancellation for nominal consideration. Roth committed to purchase 300,000 Founder Shares and 1,000,000 Private Placement Warrants in a private placement that closed simultaneously with the closing of the Public Offering. Additionally, Pala purchased 2,751,111 shares and 3,095,000 Private Placement Warrants in a private placement that closed simultaneously with the closing of the Public Offering.
On December 14, 2021, the Company issued 1,353,056 Founder Shares by way of a share capitalization which resulted in an aggregate of 8,540,556 Founder Shares outstanding. This total is comprised of 5,573,889 Founder Shares owned by the Sponsor, 2,666,667 owned by Pala and 300,000 owned by Roth. All shares and related amounts have been retroactively restated.
On December 16, 2021, the Company and Pala entered into a securities purchase agreement, pursuant to which the Company agreed to issue and sell 84,444 Founder Shares and 95,000 Private Placement Warrants to Pala for an aggregate purchase price of $190,000. This resulted in outstanding Founder Shares of 8,625,000 (5,573,889 owned by the Sponsor, 2,751,111 owned by Pala and 300,000 owned by Roth), of which 1,625,000 were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option. On December 17, 2021, the underwriters fully exercised this option leaving no Founder Shares subject to forfeiture.
The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) the date on which the Company complete a liquidation, merger, capital stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described in the prospectus relating to the Public Offering. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares. The Company refers to such transfer restrictions as the lock-up. Notwithstanding
the foregoing, the Founder Shares will be released from the lockup if (1) the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in its shareholders having the right to exchange their shares for cash, securities or other property.
Promissory Note — Related Party
On August 3, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of March 31, 2022 or the closing of the Public Offering. The loan was repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. There were no amounts drawn on the promissory note during the year ended December 31, 2021. As of December 31, 2021, the Company had no borrowings under the promissory note and the promissory note is no longer available to the Company.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of up to $15,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses
related to identifying, investigating and completing an initial Business Combination. As of December 31, 2021, the Company accrued $11,820 for the administrative support services in Due to Related Party.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement signed in connection with the Public Offering. Pursuant to the registration rights agreement, the underwriters’ exercise of their over-allotment option in full and $1,500,000 of Working Capital Loans (which amount includes the committed sponsor loans) are converted into Private Placement Warrants, the Company will be obligated to register up to 26,425,000 Class A ordinary shares and 17,800,000 warrants. The number of Class A ordinary shares includes (i) 8,625,000 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 16,300,000 Class A ordinary shares to be issued upon conversion of the Founder Shares and (iii) 1,500,000 Class A ordinary shares underlying the Private Placement Warrants issued upon conversion of Working Capital Loans. The number of warrants includes 16,300,000 Private Placement Warrants and 1,500,000 Private Placement Warrants issued upon conversion of Working Capital Loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement
The underwriters earned a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering (including the over-allotment), or $6,900,000. Additionally, the underwriters will be entitled to a Marketing Fee of 5.0% of the gross proceeds of the Public Offering, which will only be paid upon the completion of the Company’s initial Business Combination.
The Company granted the underwriters
a 45-day option
from the date of the Public Offering to purchase up to an additional 4,500,000 units to cover over-allotments, if any. The underwriters exercised their full over-allotment option on December 17, 2021.
Business Combination Marketing Agreement
The Company engaged Cantor and Roth as advisors in connection with the Business Combination to assist in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the initial Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay Cantor and Roth a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 5.0% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable).
NOTE 7 — WARRANT LIABILITIES
The Company accounts for the 33,500,000 warrants issued in connection with the Public Offering (17,250,000 Public Warrants and 16,300,000 Private Placement Warrants) in accordance with the guidance contained in
ASC 815-40. Such
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
NOTE 8—RECURRING FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of December 31, 2021, the Company’s marketable securities held in the Trust Account were valued at $351,900,888. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The following table presents fair value information as of December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$351,900,888	$—	$—

Total Assets	$351,900,888	$—	$—
Liabilities

Public Warrants	$—	$—	$10,122,569
Private Warrants	—	—	9,840,443

Total Liabilities	$—	$—	$19,963,011
At December 31, 2021, the Company used a Monte Carlo model to value the public and private warrants. The estimated fair value of the public and private warrant liability is determined using Level 3 inputs. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield.
The following table provides quantitative information regarding Level 3 fair value measurements:

December 31, 2021
Share price	$9.60
Strike price	$11.50
Term (in years)	6.21
Volatility	10.4%
Risk-free rate	1.37%
Dividend yield	0
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on December 17, 2021	$13,216,499	$13,631,224	$26,847,723
Change in fair value	(3,376,056)	(3,508,655)	(6,884,712)

Fair value as of December 31, 2021	$9,840,443	$10,122,569	$19,963,011

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
NOTE 9 — SHAREHOLDERS’ DEFICIT
Preference shares
 —The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
 — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 34,500,000 Class A ordinary shares issued or outstanding. There were 34,500,000 Class A ordinary shares subject to possible redemption.
Class
 B ordinary shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,625,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was
 not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. On December 17, 2021, the underwriters exercised their full over-allotment option, meaning no
Founder Shares were subject to forfeiture at December 31, 2021.
Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s Articles or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of
the shareholders who attend and vote at a general meeting of the company, and pursuant to the Company’s Articles, such actions include amending the Company’s Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Company’s ordinary shares voted for the appointment of directors will be able to appoint all of the directors. Only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to the completion of the initial Business Combination. Holders of the public shares will not be entitled to vote on the appointment of directors during such time. These provisions of the Company’s Articles relating to the rights of holders of Class B ordinary shares to appoint directors may be amended if approved by holders of at least 90% of the Company’s ordinary shares voting in a general meeting. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of the public shares will vote together as a single class, with each share entitling the holder to one vote. If the Company seek shareholder approval of the initial Business Combination, the Company will complete the initial Business Combination only if the Company obtain approval by way of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, the initial shareholders, officers and directors have agreed to vote their Founder Shares and any public shares purchased during or after the Public Offering (including in open-market and privately negotiated transactions) in favor of the initial Business Combination.
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
20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity- linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.
NOTE 8 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
In February 2022, the Russian Federation commenced a military action with the country of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 31, 2022

BATTERY FUTURE ACQUISITION CORP.

By:	/s/ Kristopher Salinger
Name: Kristopher Salinger
Title: Chief Financial Officer
POWER OF ATTORNEY
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Simon Hay	Non-executive Chairman	March 31 2022
/s/ Greg Martyr	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022
/s/ Kristopher Salinger	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 31, 2022
/s/ Jessica Fung	Director	March 31, 2022
/s/ Erez Ichilov	Director	March 31, 2022
/s/ Adrian Griffin	Director	March 31, 2022