Form 10-Q
period 2022-03-31
Battery Future Acquisition Corp.
filed 2022-05-16
CIK 1880441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to________________

BATTERY FUTURE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-41158	98-1618517
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
51 NW 26th Street, Suite 533
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
12b-2
under the Exchange Act).    Yes  ☒    No  ☐
As of May
1
3
, 2022, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BATTERY FUTURE ACQUISITION CORP.
Form
10-Q
For the Quarter Ended March 31, 2022

BATTERY FUTURE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash	$681,647	$925,758
Prepaid expenses	442,448	437,985

Total current assets	1,124,095	1,363,743
Prepaid expenses – non-current portion	299,247	414,521
Investments held in Trust Account	351,936,177	351,900,888

Total Assets	$353,359,519	$353,679,152

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accounts payable and accrued expenses	$43,635	$137,916
Due to related party	56,820	11,820

Total current liabilities	100,455	149,736
Warrant liabilities	9,163,918	19,963,011

Total Liabilities	9,264,373	20,112,747

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 34,500,000 shares at a redemption value of $10.20 per share as of March 31, 2022 and December 31, 2021	351,900,000	351,900,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding (excluding 34,500,000 shares subject to possible redemption issued) as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(7,805,717)	(18,334,458)

Total Shareholders’ Deficit	(7,804,854)	(18,333,595)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$353,359,519	$353,679,152

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2022

Ge neral and administra tive expenses	$305,642

Loss from operations	(305,642)
Other income:
Interest earned on investments held in Trust Account	35,289
Interest earned on operating account	1
Change in fair value of warrant liabilities	10,799,093

Total other income	10,834,383

Net Income	$10,528,741

Weighted average shares outstanding of Class A redeemable ordinary shares	34,500,000

Basic and diluted net income per share, Class A	$0.24

Weighted average shares outstanding of Class B non-redeemable ordinary shares	8,625,000

Basic and diluted net income per share, Class B	$0.24

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-in-	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	8,625,000	$863	$—	$(18,334,458)	$(18,333,595)
Net income	—	—	—	10,528,741	10,528,741

Balance —March 31, 2022	8,625,000	$863	$—	$(7,805,717)	$(7,804,854)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2022

Cash Flows from Operating Activities:
Net income	$10,528,741
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(35,289)
Change in fair value of warrant liabilities	(10,799,093)
Changes in operating assets and liabilities:
Prepaid expenses	(4,463)
Prepaid expenses –non-current portion	115,274
Accounts payable	(94,281)
Due to related party	45,000

Net cash used in operating activities	(244,111)

Net Change in Cash	(244,111)
Cash – Beginning	925,758

Cash – Ending	$681,647

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from July 29, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs related to the IPO amounted to $7,607,233 consisting of $6,900,000 of underwriting commissions, and $707,233 of other offering costs. In addition, $979,690 of cash was held outside of the Trust Account (as defined below) and was
available for working capital purposes.
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
If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheets until such date that a redemption event takes place.
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
Liquidity and Capital Resources
As of March 31, 2022, the Company had $681,647 in cash and working capital of $1,023,640.
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

Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the Company’s unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $681,647 and $925,758 in cash and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.
Investments
Held in Trust Account
As of March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
Offering Costs associated with the Initial Public Offering
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the condensed
balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC
340-10-S99-1.Offering
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

Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit.
As of March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

March 31, 2022
Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(13,631,224)
Class A ordinary shares issuance costs	(7,285,997)
Plus:
Adjustment of carrying value to initial redemption value	27,817,221

Class A ordinary shares subject to possible redemption	$351,900,000
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.
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

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value on the condensed balance sheets with changes in the fair value reported in the unaudited condensed statement of operations. Derivative assets and liabilities are classified on the condensed balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.
Warrant Liabilities
The Company accounts for the warrants issued in connection with the Public Offering in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement
at each condensed balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statement of operations.
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. As of March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per Class B ordinary share is the same as basic income per Class B ordinary share for the period presented.

	Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$8,422,993	$2,105,748

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income per share	$0.24	$0.24
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements
Management does not believe that recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
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
Redemption of warrants.
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
Promissory Note — Related Party
On August 3, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest
bearing, unsecured and are due at the earlier of March 31, 2022 or the closing of the Public Offering. The loan was repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. There were no amounts drawn on the promissory note during the three months ended March 31, 2022 and the year ended December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the promissory note and the promissory note is no longer available to the Company.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of up to $15,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial Business Combination. For the three months ended March 31, 2022, the Company incurred $45,000 in fees for these services. As of March 31, 2022 and December 31, 2021, the Company accrued $56,820 and $11,820 for the administrative support services in Due to Related Party.
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
NOTE 7 — WARRANT LIABILITIES
The Company accounts for the 33,500,000 warrants issued in connection with the Public Offering (17,250,000 Public Warrants and 16,300,000 Private Placement Warrants) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to remeasurement at each condensed
balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed
statement of operation
s
.
NOTE 8—RECURRING FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP (as defined on p.

8) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

As of March 31, 2022 and December 31, 2021, the Company’s marketable securities held in the Trust Account were valued at $351,936,177 and $
351,900,888
, respectively. The marketable securities held in the Trust Account must be recorded on the balance sheets at fair value and are subject to re-measurement
at each condensed balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statement of operations.
The following table presents fair value information as of March 31, 2022 and December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2022	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$351,936,177	$—	$—

Total Assets	$351,936,177	$—	$—
Liabilities
Public Warrants	$4,655,755	$—	$—
Private Warrants	—	—	4,508,143
Total Liabilities	$4,655,755	$—	$4,508,143

December 31, 2021	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$351,900,888	$—	$—

Total Assets	$351,900,888	$—	$—
Liabilities
Public Warrants	$—	$—	$10,122,569
Private Warrants	—	—	9,840,443
Total Liabilities	$—	$—	$19,963,011
At March 31, 2022 and December 31, 2021, the Company used a Monte Carlo model to value the public and private warrants. The estimated fair value of the public and private warrant liability is determined using Level 3 inputs. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield.
The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2022	December 31, 2021
Share price	$9.91	$9.60
Strike price	$11.50	$11.50
Term (in years)	5.96	6.21
Volatility	3.6%	10.4%
Risk-free rate	2.41%	1.37%
Dividend yield	0	0
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$9,840,443	$10,122,569	$19,963,011
Transfer to Level 1	—	(10,122,569)	(10,122,569)
Change in fair value	(5,332,300)	—	(5,332,300)

Fair value as of March 31, 2022	$4,508,143	$—	$4,508,143

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the three months ended March 31, 2022 was approximately $10.1 million.

NOTE 9 — SHAREHOLDERS’ DEFICIT
Preference shares —
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares —
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares issued or outstanding. There were 34,500,000 Class A ordinary shares subject to possible redemption
 as of March 31, 2022 and December 31, 2021.
Class
 B ordinary shares —

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of March 31, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,625,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the
Company’s issued and outstanding ordinary shares after the Public Offering. On December 17, 2021, the underwriters exercised their full over-allotment option, meaning
no
Founder Shares were subject to forfeiture at March 31, 2022 and December 31, 2021.
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

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one
basis, subject to adjustment for share subdivisions, share capitalizations, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis,20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity- linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.
NOTE 8 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
On December 17, 2021, the Company consummated its initial public offering (the “IPO” or the “Public Offering”) of 34,500,000 units (including the underwriters’ full exercise of their over-allotment option) at $10.00 per unit (each, a “Unit”). Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.
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
Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended, our initial shareholders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account, pro rata in accordance with their percentage ownership of the total number of outstanding Founder Shares, an aggregate of $3,450,000 ($0.10 per share) for one three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share), for a full six-month
extension, on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest
bearing loan (“Extension Loan”). If we complete our initial business combination, we will, at the option of our initial shareholders or their affiliates or designees, repay such loaned amounts out of the proceeds of the Trust Account released to us or convert a portion or all of the total loan amount into warrants (the “Extension Loan Warrants”) at a price of $1.00 per Extension Loan Warrant. If we do not complete a business combination, we will repay such loans only from funds held outside of the Trust Account. Our initial shareholders or their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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
six-month
extension).
Results of Operations
Our entire activity from July 29, 2021 (inception) through March 31, 2022 was in preparation for the Public Offering. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.
For the three months ended March 31, 2022, we had net income of $10,528,741 which consisted of a favorable change in fair value of warrant liabilities of $10,799,093, interest earned on operating account of $1 and interest earned on marketable securities held in trust account of $35,289, offset by formation and operating costs of $305,642.
Liquidity and Capital Resources
As of March 31, 2022, we had $681,647 in cash and working capital of $1,023,640.
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

Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
Net Income (Loss) Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Calculation of diluted net income (loss) per share for the three months ended March 31, 2022 does not consider the effect of the warrants underlying the Units sold in the Public Offering and the Private Placement Warrants to purchase an aggregate of 33,550,000 Class A ordinary shares subject to possible redemption in the calculation of diluted income per share because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per common share is the same as basic net income per common share for such periods.
Warrant Liabilities
The Company accounts for the warrants issued in connection with the Public Offering in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement
at each condensed balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statement of operations.

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule
13a-15(b)
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

PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our
Form 10-K
for the year ended December 31, 2021 filed with the SEC on April 1, 2022 except for the following:
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with SEC rules and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In particular, on March 30, 2022, the SEC issued proposed rules relating to SPACs, which have, among other things, expanded disclosure requirements in business combination transactions and created uncertainty regarding the liability under the federal securities laws of various participants in SPAC transactions. These rules, if adopted, whether in the form proposed or in revised form, or the uncertainty caused by the rule proposal itself, may materially adversely affect our ability to engage financial and capital market advisors or negotiate and complete our initial business combination and may increase the costs and time related thereto.
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

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
Dated: May 13, 2022

By:	/s/ Kristopher Salinger
Name:	Kristopher Salinger
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)