Form 10-Q
period 2022-06-30
Battery Future Acquisition Corp.
filed 2022-08-12
CIK 1880441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
under the Exchange Act).    Yes  ☒    No  ☐
As of
August 12, 2022
, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BATTERY FUTURE ACQUISITION CORP.
Form 10-Q
For the Quarter Ended June 30, 2022

BATTERY FUTURE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)

Assets:
Cash	$440,859	$925,758
Prepaid expenses	479,700	437,985

Total current assets	920,559	1,363,743
Prepaid expenses –non-current portion	177,083	414,521
Investments held in Trust Account	352,411,362	351,900,888

Total Assets	$353,509,004	$353,679,152

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accounts payable and accrued expenses	$556,465	$137,916
Due to related party	56,820	11,820

Total current liabilities	613,285	149,736
Warrant liabilities	6,202,879	19,963,011

Total Liabilities	6,816,164	20,112,747

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 34,500,000 shares at a approximate redemption value o f $10.21 per share as of June 30, 2022 and $10.20 per share as of December 31, 2021	352,411,362	351,900,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding (excluding 34,500,000 shares subject to possible redemption issued) as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(5,719,385)	(18,334,458)

Total Shareholders’ Deficit	(5,718,522)	(18,333,595)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$353,509,004	$353,679,152

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
General and administrative expenses	$838,530	$1,144,171

Loss from operations	(838,530)	(1,144,171)
Other income:
Interest earned on investment held in Trust Account	475,185	510,474
Change in fair value of warrant liabilities	2,961,039	13,760,132

Total other income	3,436,224	14,270,606

Net Income	$2,597,694	$13,126,435

Weighted average shares outstanding of Class A redeemable ordinary shares	34,500,000	34,500,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.06	$0.30

Weighted average shares outstanding of Class B non-redeemable ordinary shares	8,625,000	8,625,000

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.06	$0.30

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in-	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021 (Audited)	8,625,000	$863	$—	$(18,334,458)	$(18,333,595)
Net income	—	—	—	10,528,741	10,528,741

Balance — March 31, 2022	8,625,000	$863	$—	$(7,805,717)	$(7,804,854)
Net income	—	—	—	2,597,694	2,597,694
Accretion for shares subject to redemption	—	—	—	(511,362)	(511,362)

Balance — June 30, 2022	8,625,000	$863	$—	$(5,719,385)	$(5,718,522)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2022

Cash Flows from Operating Activities:
Net income	$13,126,435
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(510,474)
Change in fair value of warrant liabilities	(13,760,132)
Changes in operating assets and liabilities:
Prepaid expenses	(41,715)
Prepaid expenses –non-current portion	237,438
Accounts payable	418,549
Due to related party	45,000

Net cash used in operating activities	(484,899)

Net Change in Cash	(484,899)
Cash – Beginning	925,758

Cash – Ending	$440,859

Accretion for shares subject to possible redemption	$511,362

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from July 29, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.
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
If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the condensed balance sheets until such date that a redemption event takes place.
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
The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”)

ASC Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company’s Class A ordinary shares are not classified as a “penny stock” upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
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
Liquidity and Capital Resources
As of June 30, 2022, the Company had $440,859 in cash and working capital of $307,274.
The Company’s liquidity needs up to the closing of the IPO on December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The promissory note was fully repaid as of the closing of the IPO.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2022 and December 31, 2021, there were no
amounts outstanding under any Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 14, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these condensed financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date.
Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation commenced a military action with the country of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.
Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the Company’s unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on April 1, 2022, which contains the audited financial statements and notes thereto.

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934
)
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
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $440,859 and $925,758 in cash and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.
Investments Held in Trust Account
As of June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts.

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
Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of

June 30, 2022 and December 31, 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit.
As of June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	345,000,000
Less:
Proceeds Allocated to Public Warrants	(13,631,224)
Class A ordinary shares issuance cost	(7,285,997)
Add:
Accretion of carrying value of redemption value	27,817,221
Class A ordinary shares subject to redemption, December 31, 2021	351,900,000
Add:
Accretion of carrying value to redemption value	511,362

Class A ordinary shares subject to redemption, June 30, 2022	352,411,362

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instrum
e
nts under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.
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

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value on the condensed balance sheets with changes in the fair value reported in the unaudited condensed statements of operations. Derivative assets and liabilities are classified on the condensed balance sheets as current or non-current
based on whether or
not net-cash
settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.
Warrant Liabilities
The Company accounts for the warrants issued in connection with the Public Offering in accordance with the guidance contained in
ASC 815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement
at each condensed balance sheet date. With each such re measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per Class B ordinary share is the same as basic income per Class B ordinary share for the periods presented.

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,078,155	$519,539	$10,501,148	$2,625,287

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income per share	$0.06	$0.06	$0.30	$0.30
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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
Promissory Note — Related Party
On August 3, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest
bearing, unsecured and are due at the earlier of March 31, 2022 or the closing of the Public Offering. The loan was repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the promissory note and the promissory note. Borrowings under the Promissory Note are no longer available to the Company.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (
the
“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close
,
t
he Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of up to $15,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial Business Combination. For the three and six months ended June 30, 2022, the Company incurred $0 and $45,000, respectively, in fees for these services. As of June 30, 2022 and December 31, 2021, the Company accrued $56,820 and $11,820, respectively for the administrative support services in Due to Related Party.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement signed in connection with the Public Offering. Pursuant to the registration rights agreement, the underwriters’ exercise of their over-allotment option in full and $1,500,000 of Working Capital Loans (which amount includes the committed sponsor loans) are converted into Private Placement Warrants, the Company will be obligated to register up to 26,425,000 Class A ordinary shares and 17,800,000 warrants. The number of Class A ordinary shares includes (i) 8,625,000 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 16,300,000 Class A ordinary shares to be issued upon conversion of the
Private Placement Warrants

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
NOTE 7 — WARRANT LIABILITIES
The Company accounts for the 33,500,000 warrants issued in connection with the Public Offering (17,250,000 Public Warrants and 16,300,000 Private Placement Warrants) in accordance with the guidance contained in
ASC 815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to remeasurement at each condensed balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.
NOTE 8—RECURRING FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP (as defined on p.8) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

As of June 30, 2022 and December 31, 2021, the Company’s marketable securities held in the Trust Account were valued at $352,411,362 and $351,900,888, respectively. The marketable securities held in the Trust Account must be recorded on the condensed balance sheets at fair value and are subject to re-measurement
at each condensed balance sheet date.

With
each re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.
The following table presents fair value information as of June 30, 2022 and December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

June 30, 2022	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$352,411,362	$—	$—

Total Assets	$352,411,362	$—	$—

Liabilities
Public Warrants	$3,105,000	$—	$—
Private Warrants	—	—	3,097,879

Total Liabilities	$3,105,000	$—	$3,097,879

December 31, 2021	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$351,900,888	$—	$—

Total Assets	$351,900,888	$—	$—

Liabilities
Public Warrants	$—	$—	$10,122,569
Private Warrants	—	—	9,840,442

Total Liabilities	$—	$—	$19,963,011

At June 30, 2022 and December 31, 2021, the Company used a Monte Carlo model to value the public and private warrants. The estimated fair value of the public and private warrant liability is determined using Level 3 inputs. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield.
The following table provides quantitative information r
e
garding Level 3 fair value measurements:

	June 30, 2022	December 31, 2021
Share price	$9.94	$9.60
Strike price	11.50	$11.50
Term (in years)	5.69	6.21
Volatility	15.7%	10.4%
Risk-free rate	3.02%	1.37%
Dividend yield	0	0
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$9,840,442	$10,122,569	$19,963,011
Transfer to Level 1	—	(10,122,569)	(10,122,569)
Change in fair value	(5,332,300)	—	(5,332,300)

Fair value as of March 31, 2022	$4,508,142	$—	$4,508,142
Change in fair value	(1,410,263)	—	(1,410,264)

Fair value as of June 30, 2022	$3,097,879	$—	$3,097,878

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the three and six mo
n
ths ended June 30, 2022, was approximately $0 million and $10.1 million, respectively.
NOTE 9 — SHAREHOLDERS’ DEFICIT
Preference shares —
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares —
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares issued or outstanding. There were 34,500,000 Class A ordinary shares subject to possible redemption as of June 30, 2022 and December 31, 2021.
Class
 B ordinary shares —
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of June 30, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,625,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. On December 17, 2021, the underwriters exercised their full over-allotment option, meaning no Founder Shares were subject to forfeiture on June 30, 2022 and December 31, 2021.
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

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one
basis, subject to adjustment for share subdivisions, share capitalizations, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity- linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a l
e
ss
than one-for-one basis.

NOTE 10 — SUBSEQUENT EVENTS
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
Overview
We were incorporated as a Cayman Islands exempted company on July 29, 2021. We were incorporated for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.
On December 17, 2021, we consummated our initial public offering (the “IPO” or the “Public Offering”) of 34,500,000 units (including the underwriters’ full exercise of their over-allotment option) at $10.00 per unit (each, a “Unit”). Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.
We will have 18 months from the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month
extension) to consummate the initial business combination.
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

If we are unable to complete an initial business combination within 18 months after the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month
extension) or during any extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete an initial business combination within 18 months after the closing of the Public Offering (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month
extension).
Results of Operations
Our entire activity from July 29, 2021 (inception) through June 30, 2022, was in preparation for the Public Offering. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.
For the three months ended June 30, 2022, we had net income of $2,597,694 which consisted of a favorable change in fair value of warrant liabilities of $2,961,039, interest earned on marketable securities held in trust account of $475,185, offset by formation and operating costs of $838,530.
For the six months ended June 30, 2022, we had net income of $13,126,435 which consisted of a favorable change in fair value of warrant liabilities of $13,760,132 interest earned on operating account of $1 and interest earned on marketable securities held in trust account of $510,474, offset by formation and operating costs of $1,144,172.
Liquidity and Capital Resources
As of June 30, 2022, we had $440,859 in cash and working capital of $307,274.
The Company’s liquidity needs up to the closing of the IPO on December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The promissory note was fully repaid as of the closing of the IPO.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 14, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these condensed financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date.
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

Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
Net Income Per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Calculation of diluted net income per share for the three and six months ended June 30, 2022 does not consider the effect of the warrants underlying the Units sold in the Public Offering and the Private Placement Warrants to purchase an aggregate of 33,550,000 Class A ordinary shares subject to possible redemption in the calculation of diluted income per share because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for such periods.
Warrant Liabilities
We account for the warrants issued in connection with the Public Offering in accordance with the guidance contained in
ASC 815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we will classify each warrant as a liability at its fair value. This liability is subject to re-measurement
at each condensed balance sheet date. With each
such re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in our unaudited condensed statements of operations.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.
Off-Balance
Sheet Arrangements
As of the date of this Quarterly Report on
Form 10-Q,
we did not have
any off-balance
sheet arrangements.
Commitments and Contractual Obligations
Registration Rights Agreement
Pursuant to the Registration Rights Agreement, dated December 14, 2021, by and among us, the Sponsor, Pala, Cantor, Roth and the other holders party thereto, the holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants, (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans and (iv) Extension Loan Warrants that may be issued upon conversion of the Extension Loan will have registration rights to require us to register a sale of any of our securities held by them. The holders of these securities are entitled to certain demand and “piggy-back” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement
We granted the underwriters
a 45-day
option from the date of the IPO to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. The underwriters exercised their over-allotment option in full on December 17, 2021.
On December 17, 2021, the underwriters earned a cash underwriting discount of two percent (2.0%) of the gross proceeds of the IPO, or $6,900,000. Additionally, the underwriters will be entitled to a Marketing Fee of five percent (5.0%) of the gross proceeds of the IPO, or $17,250,000, upon the completion of our initial Business Combination.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to
Rule 13a-15(b)
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

PART II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on
Form 10-K
for the year ended December 31, 2021, filed with the SEC on April 1, 2022, as supplemented by our Quarterly Report on Form
10-Q
for the three months ended March 31, 2022, filed with the SEC on March 16, 2022.
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
After deducting the underwriting discounts and commissions and incurred offering costs, a total of $351,900,000, comprised of $335,600,000 of the net proceeds from the IPO and $16,300,000 of the proceeds of the Private Placement, was placed in a trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Class A Ordinary Shares included in the Units sold in the IPO (the “public shares”) properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if it does not complete its initial business combination within 18 months (or up to 24 months, if applicable) from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
business combination activity or (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate its initial business combination by up to an additional six months, subject to the Sponsor, Pala and Roth depositing additional funds into the Trust Account as described in the Registration Statement), subject to applicable law.
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
Dated:
August
12,
2022

By:	/s/ Kristopher Salinger
Name:	Kristopher Salinger
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)