Form 10-Q
period 2022-09-30
Battery Future Acquisition Corp.
filed 2022-11-10
CIK 1880441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

BATTERY FUTURE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-41158	98-1618517
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
777 Brickell Ave
#500-97545
Miami, Florida 33131
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: +61
460-545-788
51 NW 26th Street, Suite 533
Miami, Florida 33127
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2 under
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2under the Exchange Act).    Yes  ☒    No  ☐
As of November
10
, 2022, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BATTERY FUTURE ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the period from July 29, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months and nine months ended September 30, 2022 and for the period from July 29, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from July 29, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

BATTERY FUTURE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash	$355,310	$925,758
Prepaid expenses	452,350	437,985

Total current assets	807,660	1,363,743
Prepaid expenses –non-current portion	70,833	414,521
Investments held in Trust Account	353,999,697	351,900,888

Total Assets	$354,878,190	$353,679,152

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accounts payable and accrued expenses	$572,467	$137,916
Due to related party	56,820	11,820

Total current liabilities	629,287	149,736
Warrant liabilities	3,820,284	19,963,011

Total Liabilities	4,449,571	20,112,747

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 34,500,000 shares at a approximate redemption value of $10.26 per share as of September 30, 2022 and $10.20 per share as of December 31, 2021	353,998,809	351,900,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no ne issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding (excluding 34,500,000 shares subject to possible redemption issued) as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(3,571,053)	(18,334,458)

Total Shareholders’ Deficit	(3,570,190)	(18,333,595)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$354,878,190	$353,679,152

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	For the Period from July 29, 2021 (inception) through September 30, 2021
General and administrative expenses	$235,151	$1,379,322	$3,677

Loss from operations	(235,151)	(1,379,322)	(3,677)
Other income:
Interest earned on investment held in Trust Account	1,588,335	2,098,809	—
Change in fair value of warrant liabilities	2,382,595	16,142,727	—

Total other income	3,970,930	18,241,536	—
Net income (loss)	$3,735,779	$16,862,214	$(3,677)

Weighted average shares outstanding of Class A redeemable ordinary shares	34,500,000	34,500,000	—

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.09	$0.39	$—

Weighted average shares outstanding of Class B non-redeemable ordinary shares	8,625,000	8,625,000	7,500,000

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.09	$0.39	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in- Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — December 31, 2021 (Audited)	8,625,000	$863	$—	$(18,334,458)	$(18,333,595)
Net income	—	—	—	10,528,741	10,528,741

Balance — March 31, 2022	8,625,000	863	—	(7,805,717)	(7,804,854)
Net income	—	—	—	2,597,694	2,597,694
Accretion for shares subject to possible redemption	—	—	—	(511,362)	(511,362)

Balance — June 30, 2022	8,625,000	$863	$—	$(5,719,385)	$(5,718,522)
Net income	—	—	—	3,735,779	3,735,779
Accretion for shares subject to possible redemption	—	—	—	(1,587,447)	(1,587,447)

Balance — September 30, 2022	8,625,000	$863	$—	$(3,571,053)	$(3,570,190)

FOR THE PERIOD FROM JULY 29, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares(1)	Amount
Balance as of July 29, 2021 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	8,540,556	854	24,146		25,000
Net loss	—	—	—	(3,677)	(3,677)

Balance as of September 30, 2021	8,540,556	$854	$24,146	$(3,677)	$21,323

(1)
This number includes up to 1,040,556 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 9). All share and per share amounts have been retroactively restated for the share capitalization.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2022	For the Period from July 29, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$16,862,214	$(3,677)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,098,809)	—
Change in fair value of warrant liabilities	(16,142,727)	—
Changes in operating assets and liabilities:
Prepaid expenses	(14,365)	—
Prepaid expenses –non-current portion	343,688	—
Accounts payable	434,551	3,677
Due to related party	45,000	—

Net cash used in operating activities	(570,448)	—

Net Change in Cash	(570,448)	—
Cash – Beginning	925,758	—

Cash – Ending	$355,310	$—

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs included in accrued offerings costs and expenses	$—	$121,558

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from July 29, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.
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
Liquidity and Capital Resources
As of September 30, 2022, the Company had $355,310 in cash and working capital of $178,373.
The Company’s liquidity needs up to the closing of the IPO on December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The promissory note was fully repaid as of the closing of the IPO.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 14, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these unaudited condensed financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date.
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
Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the Company’s unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form10-K
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
Further, Section 102 (b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $355,310 and $925,758 in cash and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.
Investments Held in Trust Account
As of September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
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
Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit.
As of September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	345,000,000
Less:
Proceeds Allocated to Public Warrants	(13,631,224)
Class A ordinary shares issuance cost	(7,285,997)
Add:
Accretion of carrying value of redemption value	27,817,221

Class A ordinary shares subject to redemption, December 31, 2021	351,900,000
Add:
Accretion of carrying value to redemption value	2,098,809

Class A ordinary shares subject to redemption, September 30, 2022	353,998,809

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
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. As of September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per Class B ordinary share is the same as basic income per Class B ordinary share for the periods presented.

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022		For the Period from July 29, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$2,988,623	$747,156	$13,489,771	$3,372,443	$—	$(3,677)
Denominator
Weighted-average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	—	7,500,000

Basic and diluted net income (loss) per share	$0.09	$0.09	$0.39	$0.39	$—	$(0.00)
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. The Company’s management does no
t ex
pect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Recent Accounting Pronouncements
Management does not believe that recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
Promissory Note — Related Party
On August 3, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest
bearing, unsecured and are due at the earlier of March 31, 2022 or the closing of the Public Offering. The loan was repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the promissory note and the promissory note. Borrowings under the Promissory Note are no longer available to the Company.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of up to $15,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial Business Combination. For the three and nine months ended September 30, 2022, the Company incurred $0 and $45,000 fees for these services. As of September 30, 2022 and December 31, 2021, the Company accrued $56,820 and $11,820, respectively, for the administrative support services in Due to Related Party.
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
Service Provider Agreements
From time to time the Company has entered into and may enter into agreements with various services providers and advisors, including investment banks, to help us identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination.
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

As of September 30, 2022 and December 31, 2021, the Company’s marketable securities held in the Trust Account were valued at $353,999,697 and $351,900,888, respectively. The marketable securities held in the Trust Account must be recorded on the condensed balance sheets at fair value and are subject to re-measurement
at each condensed balance sheet date.

With
each re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.
The following table presents fair value information as of September 30, 2022 and December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

September 30, 2022	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$353,999,697	$—	$—

Total Assets	$353,999,697	$—	$—

Liabilities
Public Warrants	$1,897,500	$—	$—
Private Warrants	—	—	1,922,784

Total Liabilities	$1,897,500	$—	$1,922,784

December 31, 2021	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$351,900,888	$—	$—

Total Assets	$351,900,888	$—	$—

Liabilities
Public Warrants	$—	$—	$10,122,569
Private Warrants	—	—	9,840,442

Total Liabilities	$—	$—	$19,963,011

At September 30, 2022 and December 31, 2021, the Company used a Monte Carlo model to value the private warrants. Additionally, at December 31, 2021, the Company used a Monte Carlo model to value the public warrants. The estimated fair value of the public and private warrant liability is determined using Level 3 inputs. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield.
The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2022	December 31, 2021
Share price	$10.09	$9.60
Strike price	11.50	$11.50
Term (in years)	5.67	6.21
Volatility	4.7%	10.4%
Risk-free rate	4.03%	1.37%
Dividend yield	0	0
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$9,840,442	$10,122,569	$19,963,011
Transfer to Level 1	—	(10,122,569)	(10,122,569)
Change in fair value	(5,332,300)	—	(5,332,300)

Fair value as of March 31, 2022	4,508,142	—	4,508,142
Change in fair value	(1,410,263)	—	(1,410,263)

Fair value as of June 30, 2022	3,097,879	—	3,097,879
Change in fair value	(1,175,095)	—	(1,175,095)

Fair value as of September 30, 2022	$1,922,784	$—	$1,922,784

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the three and nine months ended September 30, 2022, was approximately $0 million and $10.1 million, respectively.
NOTE 9 — SHAREHOLDERS’ DEFICIT
Preference shares —
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares —
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares issued or outstanding. There were 34,500,000 Class A ordinary shares subject to possible redemption as of September 30, 2022 and December 31, 2021.
Class
 B ordinary shares —
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of September 30, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,625,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. On December 17, 2021, the underwriters exercised their full over-allotment option, meaning no Founder Shares were subject to forfeiture on September 30, 2022 and December 31, 2021.
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

Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended, our initial shareholders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account, pro rata in accordance with their percentage ownership of the total number of outstanding Founder Shares, an aggregate of $3,450,000 ($0.10 per share) for one three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share), for a full six-month extension, on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest-bearing loan (“Extension Loan”). If we complete our initial business combination, we will, at the option of our initial shareholders or their affiliates or designees, repay such loaned amounts out of the proceeds of the Trust Account released to us or convert a portion or all of the total loan amount into warrants (the “Extension Loan Warrants”) at a price of $1.00 per Extension Loan Warrant. If we do not complete a business combination, we will repay such loans only from funds held outside of the Trust Account. Our initial shareholders or their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Results of Operations

Our entire activity from July 29, 2021 (inception) through September 30, 2022, was in preparation for the Public Offering,and since the Public Offering, our search for a prospective Business Combination target. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2022, we had net income of $3,735,779 which consisted of a favorable change in fair value of warrant liabilities of $2,382,595 and interest earned on marketable securities held in trust account of $1,588,335, offset by formation and operating costs of $235,151.

For the nine months ended September 30, 2022, we had net income of $16,862,214 which consisted of a favorable change in fair value of warrant liabilities of $16,142,727 and interest earned on marketable securities held in trust account of $2,098,809, offset by formation and operating costs of $1,379,322.

For the period from July 29, 2021 (inception) through September 30, 2021, we had a net loss of $3,677, which consisted of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2022, we had $355,310 in cash and working capital of $178,373.

The Company’s liquidity needs up to the closing of the IPO on December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The promissory note was fully repaid as of the closing of the IPO.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 14, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these unaudited condensed financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date.

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

Net Income Per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Calculation of diluted net income per share for the three and nine months ended September 30, 2022 does not consider the effect of the warrants underlying the Units sold in the Public Offering and the Private Placement Warrants to purchase an aggregate of 33,550,000 Class A ordinary shares subject to possible redemption in the calculation of diluted income per share because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for such periods.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15 (b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 1, 2022, as supplemented by our Quarterly Report on Form 10-Q for the three months ended May 31, 2022, filed with the SEC on March 16, 2022, except for the following:

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial Business Combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial Business Combination and liquidate.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that may not complete its initial business combination within 24 months after such date. If we do not enter into a definitive initial business combination agreement within 18 months after the effective date of our IPO Registration Statement and do not complete our initial Business Combination within 24 months of such date (subject to the approval of an extension by our shareholders), it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our shareholders), instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of an initial Business Combination or liquidation of the Company. Following such liquidation of the securities held in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our shareholders), we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our shareholders), the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our shareholders), and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

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

After deducting the underwriting discounts and commissions and incurred offering costs, a total of $351,900,000, comprised of $335,600,000 of the net proceeds from the IPO and $16,300,000 of the proceeds of the Private Placement, was placed in a trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Class A Ordinary Shares included in the Units sold in the IPO (the “public shares”) properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if it does not complete its initial business combination within 18 months (or up to 24 months, if applicable) from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate its initial business combination by up to an additional nine months, subject to the Sponsor, Pala and Roth depositing additional funds into the Trust Account as described in the Registration Statement), subject to applicable law.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: November 10, 2022

By:	/s/ Kristopher Salinger
Name:	Kristopher Salinger
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)