Form 10-K
period 2022-12-31
Battery Future Acquisition Corp.
filed 2023-03-30
CIK 1880441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

COMMISSION FILE NUMBER
001-41158

BATTERY FUTURE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1618517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 Brickell Ave. #500-97545 Miami, FL	33131
(Address of principal executive offices)	(Zip Code)
+61
460-545-788
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒    No  ☐
The aggregate market value of the registrant’s ordinary shares held by non-affiliates
of the registrant as of June 30, 2022 was $342,930,000 based on the closing price of $9.94 per share on
June 30, 2022 on

The New York Stock Exchange.
As of March 29
, 2023, the Registrant had 34,500,000 Class A ordinary shares, $0.0001 par value per share, and 8,625,000 Class B ordinary shares, $0.0001 par value per share, outstanding.
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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward- looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

On August 4, 2021, our sponsor purchased an aggregate of 7,187,500 Founder Shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. The number of Founder Shares outstanding was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares after the Public Offering. Prior to our sponsor’s initial investment of $25,000, the Company had no assets, tangible or intangible.

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

After the payment of underwriting discounts and commissions (excluding the deferred portion of the $17,250,000 marketing fee payable upon consummation of our initial business combination if consummated) and approximately $850,000 in expenses relating to the Public Offering, approximately $1,650,000 of the net proceeds of the Public Offering and the sale of Private Placement Warrants was not deposited into the Trust Account and was initially available to us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2022, there was $356,976,495 in investments and cash held in the Trust Account and $299,149 of cash held outside the Trust Account available for working capital purposes.

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

Business Strategy

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

Our Chief Executive Officer, Greg Martyr, has acquired, operated and led successful international mining companies, providing direct operating experience and insight that can be called upon when executing this opportunity. During his career, Mr. Martyr has developed a strong network of sector executives and experience that can help identify, prioritize and execute an acquisition as well as optimize any raw materials operation acquired and managed as a result of the business combination. Our Chief Financial Officer, Kris Salinger, has an extensive financing and capital markets experience and a broad industry network that can be called upon when sourcing opportunities, raising funds and executing the transaction. Our Chief Operating Officer, Josh Payne, has relevant experience within the renewable energy, clean tech and natural resource sectors providing tangible knowledge that can be utilized when evaluating the opportunity. Our Chief Development Officer, Nick O’Loughlin, has M&A and corporate finance experience in the resources sector, and has recently consulted of renewable energy projects for the mining sector. Mr. O’Loughlin has also recently advised on IPOs in manganese and REE. Mr. Hay, our Non-executive Chairman, brings extensive experience, knowledge and network in the mining industry, all of which could be utilized to evaluate the various business combination opportunities.

In addition, we are supported by partners Pala, a leading natural resources private equity fund that will provide us with greater access to off-market deal flow and greater resources to vet that deal flow, and Traxys Group (“Traxys”), a world-class raw materials trading house with over US$9 billion in annual revenues, providing us with a unique competitive advantage to market the sale of the target’s offtake raw materials or purified battery precursor product.

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

•	Strategically Important Assets: We intend to focus on the battery materials that are critically important to the electrification supply chain and the transition to a clean energy economy.

•	Stable Jurisdiction: We will have a strong preference for assets in jurisdictions where political, economic and social stability prevails, and property rights and rule of law are respected.

•

Established Operations: Priority on raw material extraction, processing and refining operations with a preference for strong ongoing revenue and opportunity to scale up production volume and cash flow generation.

•

Low Carbon Strategy Implementation: We believe seeking assets with a pathway to strategic implementation of low carbon mining and processing initiatives to reduce and minimize environmental impact are critical to any mining or refining project.

•

Vertical Integration Opportunity: Producing assets with opportunities to capture operating efficiencies, expanded margins and commercial flexibility through upstream or downstream integration which can be delivered via brownfield expansions or synergistic acquisitions.

•	Direct Supply Offtake with EV Manufacturers: We will prioritize assets with clear and direct supply paths to EV and battery components manufacturers.

•

Strong Management Team: We will seek to combine with a business driven by management teams with solid industry experience and a proven track record of delivering value and returns, or where the management team can be strengthened and further diversified through the Company’s network.

•

Private or Capital Restrained: Focus on businesses that are privately held, sitting within large corporations seeking alternate sources of capital or liquidity events or deemed non-core to their main line of business, or controlled by private equity sponsors with a finite investment horizon, and that can significantly benefit from accessing capital and enhanced liquidity from a US public listing through the business combination. On a case-by-case basis, opportunities will be considered in non-US exchange-listed businesses where restricted liquidity and access to capital creates an opportunity to unlock value through the business combination.

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

Some of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or may be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Memorandum and Articles of Association provides that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

Facilities

We currently utilize office space at 777 Brickell Ave. #500-97545, Miami, Florida 33131 from our sponsor and the members of our management team as our executive offices. We consider our current office space adequate for our current operations.

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

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 777 Brickell Ave. #500-97545, Miami, Florida 33131 or by telephone at +61 460-545-788.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

Our sponsor, Pala and Roth collectively own 20% of our outstanding ordinary shares immediately following the completion of the Public Offering. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our Memorandum and Articles of Association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we obtain approval by way of an ordinary resolution under Cayman Islands law which requires the affirmative vote of a majority of the shareholders who attend and vote at our general meeting. As a result, in addition to our initial shareholders’ Founder Shares, we could need as little as 2,156,251, or 6.25%, of our public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming that only a quorum is present). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

Public shares	34,500,000
Founder Shares	8,625,000

Total shares	43,125,000
Total funds in trust available for initial business combination (less the marketing fee)	$344,650,000
Initial implied value per public share	$10.20
Implied value per share upon consummation of initial business combination	$7.99

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any fulltime employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 777 Brickell Ave. #500-97545, Miami, Florida 33131. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, Class A ordinary shares and warrants are listed on the NYSE under the symbols “BFAC.U,” “BFAC” and “BFAC.WS,” respectively.

Holders

As of March 27, 2023, there were one holder of record of our units, one holder of record of our Class A ordinary shares, three holders of record of our Class B ordinary shares and five holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Results of Operations

Our entire activity from July 29, 2021 (inception) through December 31, 2022 was in preparation for the Public Offering and, since the Public Offering, our search for a prospective Business Combination target. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2022, we had net income of $21,252,998, which consisted of a favorable change in fair value of warrant liabilities of $17,743,846 and interest earned on investments held in trust account of $5,075,607, offset by general and administrative expenses of $1,566,455.

For the period from July 29, 2021 (inception) through December 31, 2021, we had net income of $6,375,125, which consisted of a favorable change in fair value of warrant liabilities of $6,884,712 and interest earned on investments held in trust account of $888, offset by general and administrative expenses of $189,239 and transaction costs of $321,236.

Liquidity and Capital Resources

As of December 31, 2021, we had $925,758 in cash and working capital of $1,214,007. As of December 31, 2022, we had $299,149 in cash and working capital of $62,073.

Our liquidity needs up to the closing of the IPO on December 17, 2021 were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and a loan under an unsecured promissory note from the Sponsor of $300,000. The promissory note was fully repaid as of the closing of the IPO.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until June 14, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. Additionally, we may not have sufficient liquidity to fund our working capital needs until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 14, 2023.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

Net Income per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Calculation of diluted net income per share for the year ended December 31, 2022 does not consider the effect of the warrants underlying the Units sold in the Public Offering and the Private Placement Warrants to purchase an aggregate of 33,550,000 Class A ordinary shares subject to possible redemption in the calculation of diluted income per share because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per common share is the same as basic net income per common share for such periods.

Warrant Liabilities

The Company accounts for the warrants issued in connection with the Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on July 29, 2021. We adopted ASU 2020-06 on July 29, 2021 (inception).

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Financing Arrangements

As of the date of this Annual Report on Form 10-K, we did not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, dated December 14, 2021, by and among the Company, the Sponsor, Pala, Cantor, Roth and the other holders party thereto, the holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants, (iii) Private Placement Warrants that may be issued upon conversion of working capital loans and (iv) Extension Loan Warrants that may be issued upon conversion of the Extension Loan will have registration rights to require the Company to register a sale of any of the Company’s securities held by them. The holders of these securities are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Simon Hay	57	Non-executive Chairman and Director
Jessica Fung	43	Director
Erez Ichilov	57	Director
Natalia Streltsova	61	Director
Adrian Griffin	69	Director
Greg Martyr	58	Chief Executive Officer and Director
Kris Salinger	41	Chief Financial Officer and Director
Josh Payne	30	Chief Operating Officer
Nick O’Loughlin	34	Chief Development Officer

Simon Hay, Non-executive Chairman

Simon Hay brings a wealth of mining industry experience to Battery Future Acquisition Corp. Mr. Hay is currently Managing Director of Leo Lithium Ltd (ASX:LLL) which is developing the Goulamina Lithium Project in Mali, West Africa. Goulamina is a global top 10 hard-rock lithium deposit and is due to come online in mid-2024. Mr. Hay previously led Galaxy Resources (ASX: GXY) as CEO from July 2019 up until its $3.1 billion merger of equals with Orocobre on August 25, 2021. Galaxy Resources was an established lithium producer in Western Australia and developed lithium brine and hard rock assets in Argentina and Canada through entities for which Mr. Hay served as a director. Galaxy previously designed and operated a downstream conversion facility in China and are now investigating further downstream processes for their development projects assets. Prior to joining Galaxy, Mr. Hay spent over 10 years at Iluka Resources and held several positions such as Head of Resource Development from March 2016 to June 2019, where he was responsible for exploration and geology, mine planning and development, major projects and engineering and technology and innovation. Mr. Hay also served as General Manager of zircon sales at Iluka from February 2014 to February 2016, and as Vice President of Sales and Marketing in Iluka’s Asia Pacific region from May 2011 to February 2014. Mr. Hay has over fifteen years of operational experience at mining assets located across Australia. Mr. Hay previously held senior positions with leading ASX listed companies, including BHP Billiton and WMC Resources. Mr. Hay has experience leading complex minerals processing facilities including smelters and refineries where cost reduction, productivity improvements and turnarounds were achieved. Mr. Hay has a Bachelor of Science with honors (Chemistry), a Master of Applied Science (Metallurgy) and a Graduate Diploma in Management from The Australian Graduate School of Management. From December 2016 to October 2017, Mr. Hay served as a director of Metalysis, an innovative UK company developing an electrolytic technology for the direct reduction of ores and oxides into metal and exotic alloy powders. Mr. Hay has served as the Non-executive Chairman of the Company since December 2021.

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

Adrian Griffin, Director

Adrian Griffin has more than 40 years’ experience in the mining industry, including project identification, development and financing, as well as oversight of integrated mining and processing facilities. Mr. Griffin served as Managing Director of Lithium Australia (ASX: LIT), a company focused on the downstream production of lithium-ion battery components, as well as the recycling of battery/e-waste to recover the energy metals they contain, from February 2011 to May 2022 and currently serves as a technical advisor.

Mr. Griffin is positioning the company as a vertically integrated producer of lithium processing technology, a manufacturer of battery components and a developer of battery recycling technology with the goal of achieving access to all facets of the lithium value chain. Mr. Griffin has served as non-executive chairman of Parkway Corporate (ASX: PWN), the developer of potassium extraction technologies and provision of services for the management of waste water, since November 2010. Mr. Griffin was also a founding director of ASX-listed Northern Minerals, developer of Browns Range heavy rare earth deposit, from June 2006 to November 2020. With expertise in processing technology, Mr. Griffin is currently identifying unconventional sources of lithium, including mine waste, and developing low-carbon footprint technology to process lithium and other conventional feed stocks such as spodumene. Mr. Griffin led the takeover of advanced cathode research and development company, VSPC Ltd, and has served as its director since February 2018. VSPC produces advanced nickel and cobalt free cathode material currently being tested commercially in the UK, South Korea, France, China and Japan. VSPC has an Australian government funded research grant to develop rapid charge/discharge batteries for transportation use. VSPC holds international patents for the production of cathode powders. Mr. Griffin also led the takeover of Australia’s only lithium-ion battery recycling company, Envirostream Australia Pty Ltd, and has been serving as its director since April 2019. Envirostream has established a nation-wide collection and processing business for spent batteries and has a suite of intellectual property covering the processing technologies for separation, processing and refining the materials recovered from the batteries. Mr. Griffin’s previous experiences include serving as director of Metal Sands Pty Ltd., a heavy mineral exploration company, from September 2000 to February 2017; founder and director of Global Carbon Credits Pty Ltd., a company focused on the reduction of carbon footprints with particular application in the use of fly ash in geopolymers, from April 2008 to August 2018; and founder and director of Blackearth Minerals NL, a Madagascan graphite project developer, from March 2016 to April 2017. Mr. Griffin is a large shareholder of ASX-listed battery metals exploration company, Charger Metals NL, and has served as its non-executive director since November 2021 and currently as chairman. Mr. Griffin holds a Bachelor of Science with honors from the University of Melbourne, majoring in Geology and Metallurgy. Mr. Griffin has served as a director of the Company since December 2021.

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

Her broad international experience, both in technical and in business development capacities, covers projects operating in Australia, Africa, South America and in several Eastern European countries. In the last 9 years, since finishing full-time executive roles, her focus has been on non-executive board memberships and consulting. She has served as a non-executive director of Ramelius Resources Limited, an ASX200 gold producer, since October 2019, and Neometals Limited, an innovative project developer with a strategic focus on critical minerals including projects on LiB battery recycling, vanadium recovery, vanadium chemical production from steel slag, titanium and vanadium production from chrome-magnetite ore and lithium recovery from brines, since April 2016. In December 2021, Dr. Streltsova has joined Australian Potash Limited as a Non-Executive Chair. From January 2014, she also served as a director of Vintage94 Pty Ltd, a boutique private consulting company advising on technical and strategic matters. In her board and consulting roles, her primary focus is on development opportunities and acquisitions in the battery supply value chain. From September 2015 to September 2019, she served as a non-executive director of Parkway Minerals NL. Dr. Streltsova holds a PhD from the Karpov Institute of Physical Chemistry and a Master of Science from Mendeleev University of Chemical Technology. Dr. Streltsova has served as a director of the Company since December 2021.

Erez Ichilov, Director

Erez Ichilov is currently the Managing Director of Traxys Project LP, the investments and projects arm of the Traxys Group, a well-established international physical trading house with an annual turnover of approximately US $9 billion and approximately 450 employees spread across more than 20 locations and 5 continents. Mr. Ichilov joined Traxys in January 2013 and has 28 years of experience as a commercial lawyer turned executive in cross-border transactions and international business development. At Traxys, Mr. Ichilov focuses on sourcing, inspecting, evaluating and negotiating new business opportunities worldwide. Mr. Ichilov is also responsible for managing the existing portfolio of investments in private and public companies (including a Manganese development project in South Africa with ore suitable for battery grade Manganese Sulphate production).

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

Josh Payne, Chief Operating Officer

Josh Payne has 5 years of investment banking and corporate advisory experience, having advised companies with over $2 billion in cumulative value. As Managing Director of his private capital and advisory business Payne Capital Group (dba PT Capital) since March 2019, Mr. Payne serves as a corporate and capital raising advisor to a number of companies in the energy transition and technology sectors and has advised large renewable energy (solar and waste-to-energy) firms on portfolio cost optimization and utilization of innovative technology-driven strategies to significantly improve both profitability and reliability for shareholders, resulting in better portfolio value creation. Mr. Payne leads Payne Capital Group in the areas of deal structure and negotiation, as well as oversees firm operations. Payne Capital Group’s primary areas of focus include renewable energy, clean tech (particularly hydrogen and waste-to-energy) and natural resources (natural gas and liquified natural gas-to-power). Mr. Payne is also currently serving as a managing director for Arkon Energy Pty Ltd. and Alpha Capital Management Pty Ltd. Mr. Payne was a founding partner of the early-stage venture firm Envest Group from March 2019 to March 2020, where the firm’s focus was both investing in and raising seed capital for global technology start-ups. From June 2017 to March 2019, Mr. Payne served as founder and Chief Operating Officer of GYCON pty ltd (dba CTM Workforce), which targeted the civil, tunnelling and mining industries with a highly skilled on-hire workforce. Mr. Payne has served as the Chief Operating Officer of the Company since August 2021.

Nick O’Loughlin, Chief Development Officer

Nick O’Loughlin has 10 years of experience in investment banking in Australia and London, primarily advising in the resources sector. Mr. O’Loughlin’s most recent role was as Associate Director (Vice President) at Rothschild & Co in London from February 2017 through July 2020, where he managed a team of associates and analysts and advised on several landmark transactions in the mining sector including, of particular relevance, Vale’s sale of the Goro Nickel Mine, Rio Tinto’s sale of its Grasberg interest and the financing of RioTinto’s Oyu Tolgoi Copper Mine. Prior to that, he was in Standard Chartered Bank’s Mining & Metals team from October 2011 to January 2017. Since finishing at Rothschild & Co, Mr. O’Loughlin has written a paper on the energy transition in mining & metals and has held consulting roles with Rio Tinto on two renewable energy projects in Australia. Mr. O’Loughlin has also recently advised on two IPOs in the battery metals space and has a business development role with Sparc Technologies Limited. Mr. O’Loughlin holds a Bachelor of Mining Engineering with First Class Honours and a Bachelor of Commerce from the University of Adelaide. Mr. O’Loughlin has served as the Chief Development Officer of the Company since December 2021.

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

The following table is based on 43,125,000 ordinary shares outstanding at March 29, 2023, of which 34,500,000 were Class A ordinary shares and 8,625,000 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned(2)	% of Class
Battery Future Sponsor LLC(3)	—	—	5,573,889	64.6%
Pala Investments Limited(4)	—	—	2,751,111	31.9%
Saba Capital Management, L.P.(5)	2,301,189	6.7%	—	—
Shaolin Capital Management LLC(6)	1,333,440	5.1%	—	—
Kristopher Salinger	—	—	—	—
Josh Payne	—	—	—	—
Greg Martyr	—	—	—	—
Adrian Griffin	—	—	—	—
Simon Hay	—	—	—	—
Natalia Streltsova	—	—	—	—
Jessica Fung	—	—	—	—
Erez Ichilov	—	—	—	—
Nick O’Loughlin	—	—	—	—
All officers and directors as a group (nine individuals)	—	—	—	—

* Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 51 NW 26th Street, Suite 533, Miami, Florida 33127.
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

(5)

Shares beneficially owned are based on the Schedule 13G/A filed with the SEC on February 14, 2023 by Saba Capital Management, L.P. (“Saba Capital”), Saba Capital Management GP, LLC (“Saba GP”) and Mr. Boaz R. Weinstein. Each of Saba Capital, Saba GP and Mr. Weinstein has shared voting and dispositive power with respect to 2,301,189 Class A ordinary shares. The business address of each of Saba Capital, Saba GP and Mr. Weinstein, as reported in the Schedule 13G/A, is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)

Shares beneficially owned are based on the Schedule 13G filed with the SEC on February 14, 2023 by Shaolin Capital Management LLC (“Shaolin”), which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd., a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC being managed accounts advised by Shaolin. The business address of Shaolin, as reported in the Schedule 13G, is 230 NW 24th Street, Suite 603, Miami, Florida 33127.

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

We currently utilize office space at 777 Brickell Ave. #500-97545, Miami, Florida 33131 from our sponsor as our executive offices. We pay our sponsor up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

Audit Fees. For the year ended December 31, 2022 and for the period from July 29, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were $123,385 and $35,535, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2022 and for the period from July 29, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022 and for the period from July 29, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2022 and for the period from July 29, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedule

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit	Description

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on December 20, 2021).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-261373), filed with the SEC on December 8, 2021).

4.2	Specimen Class A Ordinary Shares Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-261373), filed with the SEC on December 8, 2021).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-261373), filed with the SEC on December 8, 2021).

4.4	Warrant Agreement between Battery Future Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of December 14, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on December 20, 2021).

4.5	Description of Securities (Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-41158) filed with the SEC on April 1, 2022).

10.1	Letter Agreement, dated December 14, 2021, by and among the Company, its executive officers, its directors, Pala Investments Limited, Roth Capital Partners, LLC and Battery Future Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on December 20, 2021).

10.2	Investment Management Trust Agreement, dated December 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on December 20, 2021).

10.3	Registration Rights Agreement, dated February 1, 2021, by and among the Company, Battery Future Sponsor LLC, Pala Investments Limited, Cantor Fitzgerald 7 Co., Roth Capital Partners, LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on December 20, 2021).

10.4	Private Placement Warrants Purchase Agreement, December 14, 2021, by and among the Company, Battery Future Sponsor LLC and Cantor Fitzgerald & Co. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on December 20, 2021).

10.5	Amended and Restated Administrative Services Agreement, dated February 5, 2022, by and between the Company and Battery Future Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-41158), filed with the SEC on April 1, 2022).

14.1	Code of Business Conduct and Ethics (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-261373), filed with the SEC on December 8, 2021).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Battery Future Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Battery Future Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from July 29, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from July 29, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 14, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

New York, New York March 29 , 2023 PCAOB ID Number 100

BATTERY FUTURE ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Cash	$299,149	$925,758
Prepaid expenses	389,583	437,985

Total current assets	688,732	1,363,743
Prepaid expenses – non-current portion	—	414,521
Investments held in Trust Account	356,976,495	351,900,888

Total Assets	$357,665,227	$353,679,152

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accounts payable and accrued expenses	$614,839	$137,916
Due to related party	11,820	11,820

Total current liabilities	626,659	149,736
Warrant liabilities	2,219,165	19,963,011

Total Liabilities	2,845,824	20,112,747

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 34,500,000 shares at a n approximate redemption value of $10.35 and $10.20 per share as of December 31, 2022 and 2021, respectively	356,975,607	351,900,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding (excluding 34,500,000 shares subject to possible redemption issued) as of December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of December 31, 2022 and 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(2,157,067)	(18,334,458)

Total Shareholders’ Deficit	(2,156,204)	(18,333,595)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$357,665,227	$353,679,152

The accompanying notes are an integral part of these financial statements.

B
ATTERY FUTURE ACQUISITION CORP.
ST
ATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from July 29, 2021 ( I nception) through December 31, 2021
General and administrative expenses	$1,566,455	$189,239

Loss from operations	(1,566,455)	(189,239)
Other income (expense):
Interest earned on investments held in Trust Account	5,075,607	888
Change in fair value of warrant liabilities	17,743,846	6,884,712
Transaction costs	—	(321,236)

Total other income (expense)	22,819,453	6,564,364

Net income	$21,252,998	$6,375,125

Weighted average shares outstanding of Class A redeemable ordinary shares	34,500,000	3,317,308

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.49	$0.62

Weighted average shares outstanding of Class B non-redeemable ordinary shares	8,625,000	7,000,360

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.49	$0.62

The accompanying notes are an integral part of these financial statements.

BATTERY FUTURE ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM JULY 29, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — July 29, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary share issued to initial shareholders	—	—	8,625,000	863	24,137	—	25,000
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	3,083,501	—	3,083,501
Accretion for shares subject to redemption	—	—	—	—	(3,107,638)	(24,709,583)	(27,817,221)
Net income	—	—	—	—	—	6,375,125	6,375,125

Balance — December 31, 2021	—	—	8,625,000	863	—	(18,334,458)	(18,333,595)
Accretion for shares subject to redemption	—	—	—	—	—	(5,075,607)	(5,075,607)
Net income	—	—	—	—	—	21,252,998	21,252,998

Balance — December 31, 2022	—	$—	8,625,000	$863	$—	$(2,157,067)	$(2,156,204)

The accompanying notes are an integral part of these financial statements.

BATTERY FUTURE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from July 29, 2021 ( I nception) through December 31, 2021
Cash Flows from Operating Activities:
Net income	$21,252,998	$6,375,125
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(5,075,607)	(888)
Change in fair value of warrant liabilities	(17,743,846)	(6,884,712)
Transaction costs	—	321,236
Changes in operating assets and liabilities:
Prepaid expenses	48,402	(437,985)
Prepaid expenses – non-current portion	414,521	(414,521)
Accounts payable and accrued expenses	476,923	137,916
Due to related party	—	11,820

Net cash used in operating activities	(626,609)	(892,009)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(351,900,000)

Net cash used in investing activities	—	(351,900,000)

Cash Flows from Financing Activities:
Proceeds from sale of 34,500,000 Units, net of underwriting discounts paid	—	338,100,000
Proceeds from sale of 16,300,000 Private Placement Warrants	—	16,300,000
Payments of offering costs	—	(682,233)

Net cash provided by financing activities	—	353,717,767

Net Change in Cash	(626,609)	925,758
Cash – Beginning of the period	925,758	—

Cash – Ending of the period	$299,149	$925,758

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Costs paid by Sponsor in exchange for credit toward the purchase price of the Private Placement Warrants purchased at closing	$—	$1,498,810

The accompanying notes are an integral part of these financial statements.

BATTERY FUTURE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from July 29, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below and, since the Public Offering, the Company’s search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Public Offering.
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
Transaction costs related to the IPO amounted to $7,607,233
,
consisting of $6,900,000 of underwriting commissions and $707,233 of other offering costs. In addition, $979,690 of cash was held outside of the Trust Account (as defined below) and wa
s available for working capital purposes.
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
Upon the closing of the Public Offering, management deposited $351,900,000, or $10.20 per Unit sold in the Public Offering, including the proceeds of the Private Placement Warrants, in a trust account
(“Trust Account”), which

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
Redemption of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Articles, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
The ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company’s Class A ordinary shares are not classified as a “penny stock” upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
The Company will have
until June 14, 2023
(or up to
24 months from the closing of the Public Offering
if the Company extends the period of time to consummate the Business Combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each
three-month
extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month
extension) (the “Combination Period”) to consummate the initial Business Combination. If the Company is unable to complete the initial Business Combination within such Combination Period, the Company will

(i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination within Combination Period.
The Company’s initial shareholders, officers and directors, Pala and Roth have entered into a letter agreement with Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with a shareholder vote to approve an amendment to the Company’s Articles to modify the substance or timing of the Company’s obligation to rede em 100%
of the public shares if the Company has not consummated an initial Business Combination within Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial
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
Liquidity and Capital Resources
As of December
31, 2022, the Company had $299,149 in cash and working capital of $62,073. As of December
31, 2021, the Company had $925,758 in cash and working capital of $1,214,007.
The Company’s liquidity needs up to the closing of the IPO on December 17, 2021 were
 satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and
a
 loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The promissory note was fully repaid as of the closing of the IPO.
After the closing of the IPO
, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors
,
 may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 14, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2023.
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
In February 2022, the Russian Federation commenced a military action with the country of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period
s
.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $925,758 in cash and no cash equivalents as of December 31, 2021. The Company had $299,149 in cash and no cash equivalents as of December 31, 2022.
Investments Held in Trust Account
As of December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit
Insurance

Corporation coverage limit of $250,000.
Any loss incurred or a lack of access to such funds could have a material
adverse
effect
on the Company’s financial condition, results of operations, and cash flows.
Offering Costs
A
ssociated with the Initial Public Offering
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC
340-10-S99-1.
Offering costs are allocated ratably with the redeemable and non-redeemable
shares they are allocated to. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to temporary equity. The Company incurred offering costs amounting to $7,607,233
,
consisting of $6,900,000 of underwriting commissions, and $707,233 of other offering costs. Of this amount, $321,236 was allocated to warrants and charged to expense, the remainder was charged to temporary equity.
Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 202
1
, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet
s
.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit.
As of December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheet
s
are reconciled in the following table:

Gross p roceeds	$345,000,000
Less:
Proceeds a llocated to Public Warrants	(13,631,224)
Class A ordinary shares issuance cost	(7,285,997)
Add:
Accretion of carrying value of redemption value	27,817,221

Class A ordinary shares subject to redemption, December 31, 2021	351,900,000
Add:
Accretion of carrying value to redemption value	5,075,607

Class A ordinary shares subject to redemption, December 31, 2022	$356,975,607

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet
s
, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

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

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value on the balance sheets with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Warrant Liabilities
The Company accounts for the warrants issued in connection with the Public Offering in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.
Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. As of December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per Class B ordinary share is the same as basic income per Class B ordinary share for the period presented.

	For the Year Ended		For the Period from July 2 9 , 2021 ( I nception) through
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$17,002,398	$4,250,600	$2,049,712	$4,325,413
Denominator
Weighted-average shares outstanding	34,500,000	8,625,000	3,317,308	7,000,360

Basic and diluted net income per share	$0.49	$0.49	$0.62	$0.62

Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
“Debt

– Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging - Contracts in Entity’s Own Equity
(Subtopic 815-40)”
(“ASU
2020-06”),
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on July 29, 2021. The Company adopted ASU
2024-06
on July 29, 2021 (inception).
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
190,000
. This resulted in outstanding Founder Shares of
8,625,000
(
5,573,889
owned by the Sponsor,
2,751,111
owned by Pala and
300,000
owned by Roth), of which
1,625,000
were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option. On December 17, 2021, the underwriters fully exercised this option leaving no
Founder Shares subject to forfeiture.
The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) the date on which the Company complete a liquidation, merger, capital stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described in the prospectus relating to the Public Offering. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares. The Company refers to such transfer restrictions as the lock-up.
Notwithstanding the foregoing, the Founder Shares will be released from the lockup if (1) the closing price of the Company’s Class A ordinary shares equals or exceed
s $
12.00
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
Promissory Note — Related Party
On August 3, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were

non-interest
bearing
and
unsecured and
w
ere
 due at the earlier of March 31, 202
2
or the closing of the Public Offering. The loan was repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. As of December 31, 2022 and 2021, the Company had no borrowings under the promissory note and the promissory note is no longer available to the Company.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021,
the
 Company had no borrowings under
any

Working Capital Loans.
Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of up to $15,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial Business Combination. For the year ended December 31, 2022, the Company incurred $0 fees for these services. For the period from July 29, 2021 (inception) through December 31, 2021, the Company incurred $11,820 fees for these services. As of December 31, 2022 and 2021, the Company accrued $11,820 and $11,820, respectively, for the administrative support services in
d
ue to
r
elated
p
arty on the accompanying
balance sheets.
Service Provider Agreements
From time to time, the Company has entered into and may enter into agreements with various service providers and advisors, including investment banks, to help the Company identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement signed in connection with the Public Offering. Pursuant to the registration rights agreement, the underwriters’ exercise of their over-allotment option in full and $1,500,000 of Working Capital Loans (which amount includes the committed sponsor loans) are converted into Private Placement Warrants, the Company will be obligated to register up to 26,425,000 Class A ordinary shares and 17,800,000 warrants. The number of Class A ordinary shares includes (i) 8,625,000 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 16,300,000 Class A ordinary shares to be issued upon conversion of the Founder Shares and (iii) 1,500,000 Class A ordinary shares underlying the Private Placement Warrants issued upon conversion of Working Capital Loans. The number of warrants includes 16,300,000 Private Placement Warrants and 1,500,000 Private Placement Warrants issued upon conversion of Working Capital Loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Business Combination Marketing Agreement
The Company engaged Cantor and Roth as advisors in connection with the Business Combination to assist in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the initial Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay Cantor and Roth a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 5.0% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable), which will only be paid upon the completion of the Company’s initial Business Combination. As of December 31, 2022 and 2021, neither Cantor nor Roth has provided any services under this agreement.
NOTE 7 — WARRANT LIABILITIES
The Company accounts for the 33,500,000 warrants issued in connection with the Public Offering (17,250,000 Public Warrants and 16,300,000 Private Placement Warrants) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to remeasurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.
NOTE 8 — RECURRING FAIR VALUE MEASUREMENTS
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

At December 31, 2022, assets held in the Trust Account were comprised of
$356,976,495
in money market funds which are invested primarily in U.S. Treasury
s
ecurities. Through December 31, 2022, the Company did not withdraw any interest income from the Trust Account.
At December 31, 2021, assets held in the Trust Account were comprised of $351,900,888 in money market funds which are invested primarily in U.S. Treasury
s
ecurities. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following tables present fair value information as of December 31, 2022 and 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

December 31, 2022	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account – money market fund	$356,976,495	$—	$—

Total Assets	$356,976,495	$—	$—

Liabilities
Public Warrants	$1,093,650	$—	$—
Private Warrants	—	—	1,125,515

Total Liabilities	$1,093,650	$—	$1,125,515

December 31, 2021	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account – money market fund	$351,900,888	$—	$—

Total Assets	$351,900,888	$—	$—

Liabilities
Public Warrants	$—	$—	$10,122,569
Private Warrants	—	—	9,840,442

Total Liabilities	$—	$—	$19,963,011

At December 31, 2022 and 2021, the Company used a Monte Carlo model to value the private warrants. Additionally, at December 31, 2021, the Company used a Monte Carlo model to value the public warrants. The estimated fair value of the public and private warrant liability is determined using Level 3 inputs. If factors or assumptions change, the estimated fair values could be materially different.
Inherent
in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield.
The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2022	December 31, 2021
Share price	$10.27	$9.60
Strike price	11.50	$11.50
Term (in years)	5.41	6.21
Volatility	7.8%	10.4%
Risk-free rate	4.74%	1.37%
Dividend yield	0	0
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on December 17, 2021	$13,216,499	$13,631,224	$26,847,723
Change in fair value	(3,376,056)	(3,508,655)	(6,884,712)

Fair value as of December 31, 2021	9,840,443	10,122,569	19,963,011
Transfer to L evel 1	—	(10,122,569)	(10,122,569)
Change in fair value	(8,714,928)	—	(8,714,928)

Fair value as of December 31, 2022	$1,125,515	$—	$1,125,515

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the year ended December 31, 2022 was approximately $10.1 million.

NOTE 9 — SHAREHOLDERS’ DEFICIT
Preference shares —The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued and outstanding.
Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 34,500,000 Class A ordinary shares issued or outstanding
, of which

34,500,000 Class A ordinary shares
were
subject to possible redemption.
Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2022 and 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,625,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. On December 17, 2021, the underwriters exercised their full over-allotment option, meaning no Founder Shares were subject to forfeiture at December 31, 2022 and 2021.
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

March 29, 2023

BATTERY FUTURE ACQUISITION CORP.

By:	/s/ Kristopher Salinger
Name:Kristopher Salinger Title: Chief Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Simon Hay	Non-executive Chairman	March 29, 2023
/s/ Greg Martyr	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2023
/s/ Kristopher Salinger	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 29, 2023
/s/ Jessica Fung	Director	March 29, 2023
/s/ Erez Ichilov	Director	March 29, 2023
/s/ Adrian Griffin	Director	March 29, 2023