Form 10-Q
period 2023-03-31
Battery Future Acquisition Corp.
filed 2023-05-15
CIK 1880441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 under the Exchange Act).    Yes  ☒    No  ☐
As of
May 12, 2023
, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BATTERY FUTURE ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2023

BATTERY FUTURE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash	$88,463	$299,149
Prepaid expenses	347,083	389,583

Total current assets	435,546	688,732
Investments held in Trust Account	360,764,194	356,976,495

Total Assets	$361,199,740	$357,665,227

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accounts payable and accrued expenses	$782,345	$614,839
Due to related party	11,820	11,820

Total current liabilities	794,165	626,659
Warrant liabilities	3,409,403	2,219,165

Total Liabilities	4,203,568	2,845,824

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 34,500,000 shares at a approximate redemption value of $10.46 per share as of March 31, 2023 and $10.35 per share as of December 31, 2022	360,763,306	356,975,607
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding (excluding 34,500,000 shares subject to possible redemption issued) as of March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	863	863
Additional paid-in capital	—	—
Accumulated deficit	(3,767,997)	(2,157,067)

Total Shareholders’ Deficit	(3,767,134)	(2,156,204)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$361,199,740	$357,665,227

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
General and administrative expenses	$420,692	$305,642

Loss from operations	(420,692)	(305,642)
Other income:
Interest earned on investment held in Trust Account	3,787,699	35,289
Interest earned on operating account	—	1
Change in fair value of warrant liabilities	(1,190,238)	10,799,093

Total other income, net	2,597,461	10,834,383
Net income	$2,176,769	$10,528,741

Weighted average shares outstanding of Class A redeemable ordinary shares	34,500,000	34,500,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.05	$0.24

Weighted average shares outstanding of Class B non-redeemable ordinary shares	8,625,000	8,625,000

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.05	$0.24

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2023

	Class B Ordinary Shares		Additional Paid-in- Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — December 31, 2022	8,625,000	$863	$—	$(2,157,067)	$(2,156,204)
Net income	—	—	—	2,176,769	2,176,769
Accretion for shares subject to possible redemption	—	—	—	(3,787,699)	(3,787,699)

Balance — March 31, 2023	8,625,000	$863	$—	$(3,767,997)	$(3,767,134)

THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-in- Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — December 31, 2021	8,625,000	$863	$—	$(18,334,458)	$(18,333,595)
Net income	—	—	—	10,528,741	10,528,741

Balance — March 31, 2022	8,625,000	863	—	(7,805,717)	(7,804,854)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net income	$2,176,769	$10,528,741
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,787,699)	(35,289)
Change in fair value of warrant liabilities	1,190,238	(10,799,093)
Changes in operating assets and liabilities:
Prepaid expenses	42,500	(4,463)
Prepaid expenses –non-current portion	—	115,274
Accounts payable	167,506	(94,281)
Due to related party	—	45,000

Net cash used in operating activities	(210,686)	(244,111)

Net Change in Cash	(210,686)	(244,111)
Cash – Beginning	299,149	925,758

Cash – Ending	$88,463	$681,647

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from July 29, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below, and since the Public Offering, the Company’s search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company will have until June 1
7
, 2023 (or up to 24 months from the closing of the Public Offering if the Company extends the period of time to consummate the Business Combination by depositing $3,450,000 ($0.10 per share) in the Trust Account for each three-month extension, or up to an aggregate of $6,900,000 ($0.20 per share) for a full six-month
extension) (the “Combination Period”) to consummate the initial Business Combination. If the Company is unable to complete the initial Business Combination within such Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.
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
On February
23
, 2023, the Company signed a non-binding letter of intent for a Business Combination with a company in the battery technology sector.
Liquidity and Capital Resources
As of March 31, 2023, the Company had $88,463 in cash and a
working
capital deficit of
$
358,619.
The Company’s liquidity needs up to the closing of the IPO on December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The promissory note was fully repaid as of the closing of the IPO.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 17, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these unaudited condensed financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 17, 2023.
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
Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the Company’s unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023 or any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form10-K
for the year ended December 31, 2022 as filed with the SEC on March 30, 2023, which contains the audited financial statements and notes thereto.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $88,463 and $299,149 in cash and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account
As of March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000.
Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
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
Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit.
As of March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds Allocated to Public Warrants	(13,631,224)
Class A ordinary shares issuance cost	(7,285,997)
Add:
Accretion of carrying value of redemption value	32,892,828

Class A ordinary shares subject to redemption, December 31, 2022	356,975,607
Add:
Accretion of carrying value to redemption value	3,787,699

Class A ordinary shares subject to redemption, March 31, 2023	$360,763,306

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
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per Class B ordinary share is the same as basic income per Class B ordinary share for the periods presented.

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,741,415	$435,354	$8,422,993	$2,105,748
Denominator
Weighted-average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000

Basic and diluted net income per share	$0.05	$0.05	$0.24	$0.24
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.
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
Promissory Note — Related Party
On August 3, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest
bearing, unsecured and are due at the earlier of March 31, 2022 or the closing of the Public Offering. The loan was repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the promissory note and the promissory note is no longer available to the Company.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of up to $15,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial Business Combination. For the three months ended March 31, 2023 and 2022, the Company incurred $0 and $45,000 fees for these services, respectively. As of March 31, 2023 and December 31, 2022, the Company accrued $11,820, for the administrative support services in Due to Related Party.
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
Business Combination Marketing Agreement
The Company engaged Cantor and Roth as advisors in connection with the Business Combination to assist in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the initial Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay Cantor and Roth a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 5.0% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable), which will only be paid upon the completion of the Company’s initial Business Combination. As of March 31, 2023 and December 31, 2022, neither Cantor nor Roth has provided any services under this agreement.

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

At March 31, 2023, assets held in the Trust Account were comprised of $360,764,194 in money market funds which are invested primarily in U.S. Treasury securities. Through March 31, 2023, the Company did not withdraw any interest income from the Trust Account.
At December 31, 2022, assets held in the Trust Account were comprised of $356,976,495 in money market funds which are invested primarily in U.S. Treasury securities. Through December 31, 2022, the Company did not withdraw any interest income from the Trust Account.
The following table presents fair value information as of March 31, 2023 and December 31, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2023	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$360,764,194	$—	$—

Total Assets	$360,764,194	$—	$—

Liabilities
Public Warrants	$1,725,000	$—	$—
Private Warrants	—	—	1,684,403

Total Liabilities	$1,725,000	$—	$1,684,403

December 31, 2022	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$356,976,495	$—	$—

Total Assets	$356,976,495	$—	$—

Liabilities
Public Warrants	$1,093,650	$—	$—
Private Warrants	—	—	1,125,515

Total Liabilities	$1,093,650	$—	$1,125,515

At March 31, 2023 and December 31, 2022, the Company used a Monte Carlo model to value the private warrants. The estimated fair value of the public and private warrant liability is determined using Level 3 inputs. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield.
The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2023	December 31, 2022
Share price	$10.44	$10.27
Strike price	11.50	$11.50
Term (in years)	5.43	5.41
Volatility	7.2%	7.8%
Risk-free rate	4.67%	4.74%
Dividend yield	0	0
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$1,125,515	$—	$1,125,515
Change in fair value	558,888	—	(558,888)

Fair value as of March 31, 2023	$1,684,403	$—	$1,684,403

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement
to a Level 1 fair value measurement for the three months ended March 31, 2023, was approximately $10.1 million.

There were no transfers to/from Levels 1, 2, and 3 during the period ended March 31, 2023 and during the year ended December 31, 2022.

NOTE 9 — SHAREHOLDERS’ DEFICIT
Preference shares —
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A ordinary shares —
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 34,500,000 Class A ordinary shares issued or outstanding, of which 34,500,000 Class A ordinary shares were subject to possible redemption.
Class
 B ordinary shares —
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of March 31, 2023 and December 31, 2022, there were 8,625,000 Class B ordinary shares issued and outstanding. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,625,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. On December 17, 2021, the underwriters exercised their full over-allotment option, meaning no Founder Shares were subject to forfeiture on March 31, 2023 and December 31, 2022.
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
On April 5, 2023, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $1,000,000 (the “Note”) to Pala Investments Limited (“Pala”) with each advance not to exceed $500,000. The Note bears interest at a rate of ten percent (10.00%) per annum payable upon the earlier of June 16, 2023 and the effective date of the Company’s Business Combination. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the
Company’s Trust Account.
On May 10, 2023, the Company filed a preliminary proxy statement regarding an extraordinary general meeting of shareholders to be held
i
n June 2023. The purpose of the extraordinary general meeting is to consider and vote upon proposals to (A) amend the Company’s amended and restated memorandum and articles of association to give the Company the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time, from June 17, 2023 to June 17, 2024, by depositing into the Trust Account the lesser of (i) $0.03 for each Class A ordinary share not redeemed in connection with the extraordinary general meeting, multiplied by the number of public shares then outstanding, and (ii) $250,000 (or pro rata portion thereof if less than a full month) (the “Extension Payment”), until the earlier of (a) the completion of a business combination and (b) the announcement of the Company’s intention to wind up its operations and liquidate (as extended, the “Extended Date”) (the “Extension Amendment Proposal”), (B) amend the Company’s investment management trust agreement, dated as of December 14, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), to (i) allow the Company to extend the Combination Period up to twelve (12) times for an additional one (1) month each time, from June 17, 2023, to the Extended Date by depositing into the Trust Account the Extension Payment until the Extended Date and (ii) provide that the Company shall hold the trust assets solely in cash from and after the effectiveness of the Extension Amendment Proposal and the Trust Agreement Amendment Proposal (the “Trust Agreement Amendment Proposal”) and (C) adjourn the extraordinary general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the extraordinary general meeting, there are not sufficient votes to approve the Extension Amendment Proposal or the Trust Agreement Amendment Proposal or where the board of directors of the Company has determined it is otherwise necessary or desirable (the “Adjournment Proposal”).
The foregoing summary of the Extension Amendment Proposal, Trust Agreement Amendment Proposal and the Adjournment Proposal does not purport to be complete and is qualified in its entirety by reference to the Company’s preliminary proxy statement, filed with the SEC on May 10, 2023.

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

Recent Developments

On May 10, 2023, we filed a preliminary proxy statement regarding an extraordinary general meeting of shareholders to be held in June 2023. The purpose of the extraordinary general meeting is to consider and vote upon proposals to (A) amend our amended and restated memorandum and articles of association to give us the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time, from June 17, 2023 to June 17, 2024, by depositing into the Trust Account the lesser of (i) $0.03 for each Class A ordinary share not redeemed in connection with the extraordinary general meeting, multiplied by the number of public shares then outstanding, and (ii) $250,000 (or pro rata portion thereof if less than a full month) (the “Extension Payment”), until the earlier of (a) the completion of a business combination and (b) the announcement of our intention to wind up its operations and liquidate (as extended, the “Extended Date”) (the “Extension Amendment Proposal”), (B) amend our investment management trust agreement, dated as of December 14, 2021 (the “Trust Agreement”), by and between us and Continental Stock Transfer & Trust Company (the “Trustee”), to (i) allow us to extend the Combination Period up to twelve (12) times for an additional one (1) month each time, from June 17, 2023, to the Extended Date by depositing into the Trust Account the Extension Payment until the Extended Date and (ii) provide that we shall hold the trust assets solely in cash from and after the effectiveness of the Extension Amendment Proposal and the Trust Agreement Amendment Proposal (the “Trust Agreement Amendment Proposal”) and (C) adjourn the extraordinary general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the extraordinary general meeting, there are not sufficient votes to approve the Extension Amendment Proposal or the Trust Agreement Amendment Proposal or where the board of directors has determined it is otherwise necessary or desirable (the “Adjournment Proposal”). The foregoing summary of the Extension Amendment Proposal, Trust Agreement Amendment Proposal and the Adjournment Proposal does not purport to be complete and is qualified in its entirety by reference to the Company’s preliminary proxy statement, filed with the SEC on May 10, 2023.

Results of Operations

Our entire activity from July 29, 2021 (inception) through March 31, 2023, was in preparation for the Public Offering, and since the Public Offering, our search for a prospective Business Combination target. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2023, we had net income of $2,176,769 which consisted of interest earned on marketable securities held in trust account of $3,787,699, offset by change in fair value of warrant liabilities of $1,190,238 and formation and operating costs of $420,692.

For the three months ended March 31, 2022, we had net income of $10,528,741 which consisted of a favorable change in fair value of warrant liabilities of $10,799,093, interest earned on operating account of $1 and interest earned on marketable securities held in trust account of $35,289, offset by formation and operating costs of $305,642.

Liquidity and Capital Resources

As of March 31, 2023, we had $88,463 in cash and a working capital deficit of $358,619.

The Company’s liquidity needs up to the closing of the IPO on December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000. The promissory note was fully repaid as of the closing of the IPO.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

On April 5, 2023, we issued an unsecured convertible promissory note in the aggregate principal amount of $1,000,000 (the “Note”) to Pala Investments Limited (“Pala”) with each advance not to exceed $500,000. The Note bears interest at a rate of ten percent (10.00%) per annum payable upon the earlier of June 16, 2023 and the effective date of the Company’s Business Combination. In the event that we do not consummate a business combination, the Note will be repaid only from amounts remaining outside of our trust account.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 17, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these unaudited condensed financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 17, 2023.

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

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Calculation of diluted net income per share for the three months ended March 31, 2023 does not consider the effect of the warrants underlying the Units sold in the Public Offering and the Private Placement Warrants to purchase an aggregate of 33,550,000 Class A ordinary shares subject to possible redemption in the calculation of diluted income per share because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for such periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15 (b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2023.

There can be no assurance that, if the Extension Amendment Proposal and Trust Agreement Amendment Proposal are approved, we will be able to successfully negotiate and enter into a definitive agreement under our current non-binding letter of intent for a potential Business Combination or otherwise complete a Business Combination.

We intend to hold an extraordinary general meeting of shareholders in June 2023, in which our shareholders will vote on, among other things, the Extension Amendment Proposal and the Trust Agreement Amendment Proposal. We have entered into a non-binding letter of intent that sets forth the preliminary terms and conditions of a potential Business Combination with a private company that meets the Company’s investment criteria and principles and with which the Company has had discussions over an extended period of time. Our board believes that it is in the best interests of the Company to allow for additional time beyond the current Combination Period if necessary to consummate a Business Combination.

Even if the Extension Amendment Proposal and Trust Agreement Amendment Proposal are approved, the Company can provide no assurances that a Business Combination will be consummated prior to the Extended Date, whether under the current letter of intent or otherwise. Our ability to consummate any Business Combination is dependent on a variety of factors, many of which are beyond our control. If the Extension Amendment Proposal and Trust Agreement Amendment Proposal are approved, the Company expects to seek shareholder approval of a Business Combination. Even if the Extension Amendment Proposal and Trust Agreement Amendment Proposal are or a Business Combination are approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate a Business Combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the Extension Amendment Proposal and Trust Agreement Amendment Proposal and a Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

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

Dated: May 12, 2023

By:	/s/ Kristopher Salinger
Name:	Kristopher Salinger
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)