Form 10-Q
period 2023-06-30
Battery Future Acquisition Corp.
filed 2023-08-14
CIK 1880441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2under
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
As of August 14, 2023,
11,436,925 Class A ordinary
shares
,
par
value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BATTERY FUTURE ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2023

BATTERY FUTURE ACQUISITION CORP.
CONDENSED
BALANCE
SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash	$128,313	$299,149
Prepaid expenses	219,583	389,583

Total current assets	347,896	688,732
Cash and investments held in Trust Account	120,868,428	356,976,495

Total Assets	$121,216,324	$357,665,227

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accounts payable and accrued expenses	$1,741,603	$614,839
Due to related party	998,965	11,820

Total current liabilities	2,740,568	626,659
Warrant liabilities	3,122,675	2,219,165

Total Liabilities	5,863,243	2,845,824

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 11,436,925 and 34,500,000 shares at an approximate redemption value of $10.57 per share as of June 30, 2023 and $10.35 per share as of December 31, 2022	120,867,540	356,975,607
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding (excluding 11,436,925 and 34,500,000 shares subject to possible redemption issued) as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	863	863
Additional paid-in capital	—	—
Accumulated deficit	(5,515,322)	(2,157,067)

Total Shareholders’ Deficit	(5,514,459)	(2,156,204)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$121,216,324	$357,665,227

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$1,521,916	$838,530	$1,942,608	$1,144,171

Loss from operations	(1,521,916)	(838,530)	(1,942,608)	(1,144,171)

Other income (expense):
Interest earned on investment held in Trust Account	2,872,942	475,185	6,660,641	510,474
Interest on promissory note - related party	(12,137)	—	(12,137)	—
Change in fair value of warrant liabilities	286,728	2,961,039	(903,510)	13,760,132

Total other income, net	3,147,533	3,436,224	5,744,994	14,270,606

Net income	$1,625,617	$2,597,694	$3,802,386	$13,126,435

Weighted average redeemable Class A ordinary shares outstanding	29,684,633	34,500,000	32,079,014	34,500,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.04	$0.06	$0.09	$0.30

Weighted average non-redeemable Class B ordinary shares outstanding	8,625,000	8,625,000	8,625,000	8,625,000

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.04	$0.06	$0.09	$0.30

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — December 31, 2022	8,625,000	$863	$—	$(2,157,067)	$(2,156,204)
Net income	—	—	—	2,176,769	2,176,769
Accretion for shares subject to possible redemption	—	—	—	(3,787,699)	(3,787,699)

Balance — March 31, 2023 (unaudited)	8,625,000	863	—	(3,767,997)	(3,767,134)
Net income	—	—	—	1,625,617	1,625,617
Accretion for shares subject to possible redemption	—	—	—	(3,372,942)	(3,372,942)

Balance — June 30, 2023 (unaudited)	8,625,000	$863	$—	$(5,515,322)	$(5,514,459)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — December 31, 2021	8,625,000	$863	$—	$(18,334,458)	$(18,333,595)
Net income	—	—	—	10,528,741	10,528,741

Balance — March 31, 2022 (unaudited)	8,625,000	863	—	(7,805,717)	(7,804,854)
Net income	—	—	—	2,597,694	2,597,694
Accretion for shares subject to possible redemption	—	—	—	(511,362)	(511,362)

Balance — June 30, 2022 (unaudited)	8,625,000	863	—	(5,719,385)	(5,718,522)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,802,386	$13,126,435
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(6,660,641)	(510,474)
Interest on working capital loan – related party	12,137	—
Change in fair value of warrant liabilities	903,510	(13,760,132)
Changes in operating assets and liabilities:
Prepaid expenses	170,000	(41,715)
Prepaid expenses – non-current portion	—	237,438
Accounts payable	1,126,764	418,549
Due to related party	—	45,000

Net cash used in operating activities	(645,844)	(484,899)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(500,000)	—
Cash withdrawn from Trust Account in connection with redemption	243,268,708	—

Net cash provided by investing activities	242,768,708	—

Cash Flows from Financing Activities:
Proceeds from promissory note	975,008	—
Redemption of ordinary shares	(243,268,708)	—

Net cash used in financing activities	(242,293,700)	—

Net Change in Cash	(170,836)	(484,899)
Cash – Beginning of period	299,149	925,758

Cash – End of period	$128,313	$440,859
Supplemental Cash Flow Information Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from July 29, 2021 (inception) through June 30, 2023, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below, and since the Public Offering, the Company’s search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.
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
Upon the closing of the Public Offering, management deposited $351,900,000, or $10.20 per Unit sold in the Public Offering, including the proceeds of the Private Placement Warrants, in a trust account (“Trust Account”) and were only invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. However, on May 18, 2023, to mitigate the risk of being deemed to have been operating as an unregistered investment company under the Investment Company Act, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash in an interest-bearing bank deposit account until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the Trust Account. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 4.65 % per annum. If the Company is unable to achieve more than minimal interest on the funds held in the Trust Account, the dollar amount the public shareholders would otherwise receive upon any redemption or liquidation of the Company would be less than if the assets in the Trust Account had remained in U.S. government securities or money market funds. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets.

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
All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s Articles. In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the
Public Shares will be issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC
480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $
5,000,001, the Public Shares are redeemable and are classified as such on the condensed balance sheets until such date that a redemption event takes place.
Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing req ui
rements

and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Articles, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 480
,
“Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company’s Class A ordinary shares are not classified as a “penny stock” upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
The Company will have until August 17, 2023 (as noted below due to the extension vote) to consummate the initial Business Combination. If the Company is unable to complete the initial Business Combination by
 the date by which it has to complete a Business Combination (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.
On June 12, 2023, the Company held an extraordinary general meeting of shareholders and the Company’s shareholders approved the following proposals: (1) a proposal to approve by special resolution an amendment of the Company’s Amended and Restated Memorandum and Articles of Association to give the Company the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time, from June 17, 2023 to June 17, 2024, by depositing into the Trust Account the lesser of (i) $0.03 per outstanding share and (ii) $250,000 (the “Extension Payment”), until the earlier of (a) the completion of a Business Combination and (b) the announcement of the Company’s intention to wind up its operations and liquidate (the “Extension Amendment Proposal”), and (2) a proposal to approve an amendment to the Trust Agreement to (a) provide the Company the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time from June 17, 2023 to June 17, 2024 by depositing into the Trust Account, for each one-month
extension, the Extension Payment and (b) provide that the company shall hold the trust assets solely in cash in an interest-bearing demand deposit account at a bank from and after the effectiveness of the Charter Amendment and the Trust Amendment (the “Trust Agreement Amendment Proposal”).
In connection with the shareholders’ vote at the extraordinary general meeting, holders of 23,063,075 Class A ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $243.2 million (approximately $10.55 per share) was removed from the Trust Account to pay such holders and approximately $120.9 million remained in the Trust Account. As a result of the Redemption, the Company had 20,061,925 ordinary shares outstanding, which includes 11,436,925 Class A ordinary shares and 8,625,000 Class B ordinary shares.
On June 14, 2023, an aggregate of $500,000 was deposited by the Sponsor into the Trust Account of the Company for the Company’s public shareholders, representing $0.024 per public share (the “Extension Fee”), which enabled the Company to extend the period of time it has to consummate its Business Combination by two months to August 17, 2023 (the “Extension”). The Extension constitutes t
he first two of up to twelve
one-month
extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its Business Combination.
The Company’s initial shareholders, officers and directors, Pala and Roth have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with a shareholder vote to approve an amendment to the Company’s Articles to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial
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
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.
On February 23, 2023, the Company signed a
non-binding
letter of intent for a Business Combination with a company in the battery technology sector.
Liquidity and Capital Resources
As of June 30, 2023, the Company had $128,313 in cash and a working capital deficit of $2,392,672.
The Company’s liquidity needs up to the closing of the IPO on December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The promissory note was fully repaid as of the closing of the IPO.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2023 and December 31, 2022, the Company had $975,000 and $0 of borrowings under the Working Capital Loans, respectively.
In connection with the Company’s assessment of going concern considerations in accordance with
FASB
Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 17, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these unaudited condensed financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2023.

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
Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the Company’s unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023 or any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $128,313 and $299,149 in cash and no cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Cash and Investments Held in Trust Account
As of December 31, 2022, substantially all of the assets held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations
.
Since M
ay 18, 2023, all of the assets held in the Trust Accoun
t have been held s
olely in cash in an interest-bearing demand deposit account at a bank. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately
4.65
% per annum.
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
ASC

340-10-S99-1.
Offering costs are allocated ratably with the redeemable and non-redeemable
shares they are allocated to. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to temporary equity. The Company incurred offering costs amounting to $7,607,233
,
consisting of $6,900,000 of underwriting commissions and $707,233 of other offering costs. Of this amount, $321,236 was allocated to warrants and charged to expense
 and
 the remainder was charged to temporary equity.
Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480
,
“Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 11,436,925 and 34,500,000 Class A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur
and
adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit.
As of June 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds Allocated to Public Warrants	(13,631,224)
Class A ordinary shares issuance cost	(7,285,997)
Add:
Accretion of carrying value of redemption value	32,892,828

Class A ordinary shares subject to redemption, December 31, 2022	356,975,607
Add:
Accretion of carrying value to redemption value	3,787,699

Class A ordinary shares subject to redemption, March 31, 2023	360,763,306
Less:
Redemptions	(243,268,708)
Add:
Accretion of carrying value to redemption value	3,372,942

Class A ordinary shares subject to redemption, June 30, 2023	$120,867,540

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
Net Income
per
Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. As of June 30, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per Class B ordinary share is the same as basic income per Class B ordinary share for the periods presented.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,259,627	$365,990	$2,078,155	$519,539	$2,996,677	$805,709	$10,501,148	$2,625,287
Denominator
Weighted-average shares outstanding	29,684,633	8,625,000	34,500,000	8,625,000	32,079,014	8,625,000	34,500,000	8,625,000

Basic and diluted net income per share	$0.04	$0.04	$0.06	$0.06	$0.09	$0.09	$0.30	$0.30
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more

likely

than

not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.
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
Promissory Note — Related Party
On August 3, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest
bearing, unsecured and are due at the earlier of March 31, 2022 or the closing of the Public Offering. The loan was repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the promissory note and the promissory note is no longer available to the Company.
On April 5, 2023, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $1,000,000 (the “
Pala
Note”) to Pala with each advance not to exceed $500,000. The
 Pala
 Note
originally bore
interest at a rate of ten percent (10.00%) per annum payable upon the earlier of June 16, 2023
(as may be extended in accordance with the terms of the Pala Note) and the effective date of the
Company’s
Business Combination. In the event that the Company does not consummate a Business Combination, the Pala Note will be repaid only from amounts remaining outside of the Company’s Trust Account. As of June 30, 2023, the Company had approximately $
475,000
outstanding under the Pala Note. For the three and six months ended June 30, 2023, the Company had approximately $
7,000
and $
7,000,
respectively, in interest expense on the Pala Working Capital Note. The Pala Note has a conversion feature that is considered an embedded derivative, but the value is de minimis. As such, the Pala Note is presented at fair value on the accompanying condensed balance sheets. On August 8, 2023, the Company and Pala amended and restated the Pala Note (the “A&R Pala Note”) to (i) distinguish between loans made for the purposes of funding (x) the Company’s working capital requirements (the “Pala Working Capital Loans”) and (y) the Company’s trust account to extend the Company’s deadline to complete its business combination (the “Pala Trust Extension Loans”), (ii) permit interest to accrue at a rate equal to twenty percent (
20.00
%) per annum, compounded annually, on any and all then-outstanding Pala Working Capital Loans, (iii) clarify that no interest shall accrue on the Pala Trust Extension Loans and (iv) clarify that up to $
6,900,000
of Pala Trust Extension Loans may be converted into Warrants, subject to availability
(see Note 10).
On June 14, 2023, the Sponsor loaned the Extension Fee to the Company in order to support the Extension (the “Extension Loan”) and caused the Extension Fee to be deposited in the Company’s Trust Account for its public shareholders. In connection with the Extension Fee, the Company issued an unsecured promissory note in the aggregate principal amount of $2,000,000 (the “
Sponsor
Note”) to the Sponsor.
The Sponsor Note originally bore
interest at a rate of ten percent (10.0%) per annum. The
Sponsor
N
ote will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the Company’s liquidation. As of June 30, 2023, the Company had approximately $500,000 outstanding under the
Sponsor
Note. For the three and six months ended June 30, 2023, the Company had approximately $5,000 and $5,000, respectively, in interest expense on the
Sponsor
Note.
On July 31, 2023, the Company and the Sponsor amended and restated the Sponsor Note (the “A&R Sponsor Note”) to (i) increase the aggregate principal amount available to be borrowed to up to
 $5,000,000,
(ii) distinguish between loans made for the purposes of funding (x) the Company’s working capital requirements (the “Sponsor Working Capital Loans”) and (y) the Company’s Trust Account to extend the Company’s deadline to complete its Business Combination (the “Sponsor Trust Extension Loans”), and (iii)

clarify that up to $6,900,000 of Sponsor Working Capital Loans and up to $1,500,000
of Sponsor Trust Extension Loans may
be converted into Warrants, subject to availability (see Note 10).
On August 8, 2023, the Company and the Sponsor amended and restated the A&R Sponsor Note (the “Second A&R Sponsor Note”) to (i) permit interest to accrue at a rate equal to twenty percent
 (20.00%)
per annum, compounded annually, on any and all then-
outstanding
Sponsor Working Capital Loans and (ii) clarify that no interest shall accrue on the Sponsor Trust Extension Loans (see Note 10).
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022,
the Company had $
975,000
and $
0
of borrowings under the Working Capital Loans, respectively.
Office Space, Secretarial and Administrative Services
Commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of up to $15,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial Business Combination. For the three and six months ended June 30, 2023, the Company did not incur fees for these services. For the three and six months ended June 30, 2022, the Company incurred $0 and $45,000, respectively, in fees for these services. As of June 30, 2023 and December 31, 2022, the Company accrued $0 and $11,820, respectively, f
or the administrative support services
in
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
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement signed in connection with the Public Offering. Pursuant to the registration rights agreement, the underwriters’ exercise of their over-allotment option in full and $1,500,000 of Working Capital Loans (which amount includes the committed sponsor loans) are converted into Private Placement Warrants, the Company will be obligated to register up to 26,425,000 Class A ordinary shares and 17,800,000 warrants. The number of Class A ordinary shares includes (i) 8,625,000 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 16,300,000 Class A ordinary shares to be issued upon exercise of the Private Placement Warrants and (iii) 1,500,000 Class A ordinary shares underlying the Private Placement Warrants issued upon conversion of Working Capital Loans. The number of warrants includes 16,300,000 Private Placement Warrants and 1,500,000 Private Placement Warrants issued upon conversion of Working Capital Loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters earned a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering (including the over-allotment), or $6,900,000
.

The
Company granted the underwriters a
45-day
option from the date of the Public Offering to purchase up to an additional 4,500,000 units to cover over-allotments, if any. The underwriters exercised their full over-allotment option on December 17, 2021.
Business Combination Marketing Agreement
The Company engaged Cantor and Roth as advisors in connection with the Business Combination to assist in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay Cantor and Roth a cash fee for such services upon the consummation of the Business Combination in an amount equal to 5.0% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable), which will only be paid upon the completion of the Company’s Business Combination. As of June 30, 2023 and December 31, 2022, neither Cantor nor Roth has provided any services under this agreement.
NOTE 7 — WARRANT LIABILITIES
The Company accounts for the
33,550,000
warrants issued in connection with the Public Offering (
17,250,000
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
NOTE 8 — RECURRING FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP (as defined in Note 2
) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

At June 30, 2023, assets held in the Trust Account were comprised of $120,868,428 in an interest-bearing demand deposit account at a bank. Through June 30, 2023, the Company withdrew $243,268,708 from the Trust Account in connection with the Redemption.
At December 31, 2022, assets held in the Trust Account were comprised of $356,976,495 in money market funds which are invested primarily in U.S. Treasury securities. Through December 31, 2022, the Company did not withdraw any interest income from the Trust Account.
The following
tables present
fair value information as of June 30, 2023 and December 31, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicate
the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value
:

June 30, 2023	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$1,536,975	$—	$—
Private Warrants	—	—	1,585,700

Total Liabilities	$1,536,975	$—	$1,585,700

December 31, 2022	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$356,976,495	$—	$—

Total Assets	$356,976,495	$—	$—

Liabilities
Public Warrants	$1,093,650	$—	$—
Private Warrants	—	—	1,125,515

Total Liabilities	$1,093,650	$—	$1,125,515

At June 30, 2023 and December 31, 2022, the Company used a Monte Carlo model to value the private warrants. The estimated fair value of the public and private warrant liability is determined using Level 3 inputs. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield.
The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2023	December 31, 2022
Share price	$10.60	$10.27
Strike price	11.50	$11.50
Term (in years)	1.25	5.41
Volatility	3.3%	7.8%
Risk-free rate	5.27%	4.74%
Dividend yield	0	0
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$1,125,515	$—	$1,125,515
Change in fair value	558,888	—	558,888

Fair value as of March 31, 2023	1,684,403	—	1,684,403
Change in fair value	(98,703)	—	(98,703)

Fair value as of June 30, 2023	$1,585,700	$—	$1,585,700

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2023.

NOTE 9 — SHAREHOLDERS’ DEFICIT
Preference shares —
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A ordinary shares —
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 11,436,925 and 34,500,000 Class A ordinary share
s
, respectively, i
ssued or outstanding, of which 11,436,925 and 34,500,000 Class A ordinary share
s
, respectively, w
ere subject to possible redemption.
Class
 B ordinary shares —
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of June 30, 2023 and December 31, 2022, there were 8,625,000 Class B ordinary shares issued and outstanding. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,625,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own
20
% of the Company’s issued and outstanding ordinary shares after the Public Offering. On December 17, 2021, the underwriters exercised their full over-allotment option, meaning no Founder Shares were subject to forfeiture on June 30, 2023 and December 31, 2022.
Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s Articles or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds
of the shareholders who attend and vote at a general meeting of the company, and pursuant to the Company’s Articles, such actions include amending the Company’s Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Business Combination, the holders of more than 50% of the Company’s ordinary shares voted for the appointment of directors will be able to appoint all of the directors. Only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to the completion of the Business Combination. Holders of the public shares will not be entitled to vote on the appointment of directors during such time. These provisions of the Company’s Articles relating to the rights of holders of Class B ordinary shares to appoint directors may be amended if approved by holders of at least 90% of the Company’s ordinary shares voting in a general meeting. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the Business Combination, except as required by law, holders of the Founder Shares and holders of the public shares will vote together as a single class, with each share entitling the holder to one vote. If the Company seek shareholder approval of the Business Combination, the Company will complete the Business Combination only if the Company obtain approval by way of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, the initial shareholders, officers and directors have agreed to vote their Founder Shares and any public shares purchased during or after the Public Offering (including in open-market and privately negotiated transactions) in favor of the Business Combination.
The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Business Combination on a one-for-one
basis, subject to adjustment for share subdivisions, share capitalizations, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Fo
u
nder Shares will never occur on a less than
one-for-one
basis.
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On July 31, 2023, the Company and the Sponsor amended and restated the Sponsor Note (the “A&R Sponsor Note”) to (i) increase the aggregate principal amount available to be borrowed to up to
 $5,000,000,
(ii) distinguish between loans made for the purposes of funding (x) the Sponsor Working Capital Loans and (y) the Sponsor Extension Loans, and (iii) clarify that up to $6,900,000 of Sponsor Working Capital Loans and up to $1,500,000
of Sponsor Trust Extension Loans may be converted into Warrants, subject to availability.
On August 8, 2023, the Company and the Sponsor amended and restated the A&R Sponsor Note (the “Second A&R Sponsor Note”) to (i) permit interest to accrue at a rate equal to twenty percent
 (20.00%)
per annum, compounded annually, on any and all then-outstanding Sponsor Working Capital Loans and (ii) clarify that no interest shall accrue on the Sponsor Trust Extension Loans. In addition, on August 8, 2023, the Company and Pala amended and restated the Pala Note (the “A&R Pala Note”) to (i) distinguish between loans made for the purposes of funding (x) the Company’s working capital requirements (the “Pala Working Capital Loans”) and (y) the Company’s trust account to extend the Company’s deadline to complete its business combination (the “Pala Trust Extension Loans”), (ii) permit interest to accrue at a rate equal to twenty percent
 (20.00%)
per annum, compounded annually, on any and all then-outstanding Pala Working Capital Loans, (iii) clarify that no interest shall accrue on the Pala Trust Extension Loans and (iv)
clarify that up to
$6,900,000
of Pala Trust Extension Loans may be converted into Warrants, subject to availability.

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

The Company will have until August 17, 2023 (or up to 30 months from the closing of the Public Offering if we extend the period of time to consummate a Business Combination by depositing into the Trust Account, for each one-month extension, the lesser of $0.03 per outstanding share and $250,000) to consummate a Business Combination.

Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate a Business Combination to be extended, the initial shareholders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account, pro rata in accordance with their percentage ownership of the total number of outstanding Founder Shares, the lesser of $0.03 per outstanding share and $250,000 for each one-month extension, on or prior to the date of the applicable deadline. Any such payments would be made in the form of an Extension Loan. If we complete a Business Combination, we will, at the option of our initial shareholders or their affiliates or designees, repay such loaned amounts out of the proceeds of the Trust Account released to us. If we do not complete a Business Combination, we will repay such loans only from funds held outside of the Trust Account. Our initial shareholders or their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete a Business Combination. If we are unable to consummate a Business Combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we are unable to complete a Business Combination by August 17, 2023 (or up to 30 months from the closing of the Public Offering if we extend the period of time to consummate a Business Combination by into the Trust Account, for each one-month extension, the lesser of $0.03 per outstanding share and $250,000) or during any extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination by August 17, 2023 (or up to 30 months from the closing of the Public Offering if we extend the period of time to consummate a Business Combination by depositing into the Trust Account, for each one-month extension, the lesser of $0.03 per outstanding share and $250,000).

Recent Developments

On May 22, 2023, we filed a definitive proxy statement regarding an extraordinary general meeting of shareholders to be held on June 12, 2023. The purpose of the extraordinary general meeting was to consider and vote upon proposals to (A) amend our amended and restated memorandum and articles of association to give us the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time, from June 17, 2023 to June 17, 2024, by depositing into the Trust Account the lesser of (i) $0.03 for each Class A ordinary share not redeemed in connection with the extraordinary general meeting, multiplied by the number of public shares then outstanding, and (ii) $250,000 (or pro rata portion thereof if less than a full month) (the “Extension Payment”), until the earlier of (a) the completion of a Business Combination and (b) the announcement of our intention to wind up its operations and liquidate (as extended, the “Extended Date”) (the “Extension Amendment Proposal”), (B) amend our investment management trust agreement, dated as of December 14, 2021 (the “Trust Agreement”), by and between us and Continental Stock Transfer & Trust Company (the “Trustee”), to (i) allow us to extend the Combination Period up to twelve (12) times for an additional one (1) month each time, from June 17, 2023, to the Extended Date by depositing into the Trust Account the Extension Payment until the Extended Date and (ii) provide that we shall hold the trust assets solely in cash from and after the effectiveness of the Extension Amendment Proposal and the Trust Agreement Amendment Proposal (the “Trust Agreement Amendment Proposal”) and (C) adjourn the extraordinary general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the extraordinary general meeting, there are not sufficient votes to approve the Extension Amendment Proposal or the Trust Agreement Amendment Proposal or where the board of directors has determined it is otherwise necessary or desirable (the “Adjournment Proposal”). The foregoing summary of the Extension Amendment Proposal, Trust Agreement Amendment Proposal and the Adjournment Proposal does not purport to be complete and is qualified in its entirety by reference to the Company’s definitive proxy statement, filed with the SEC on May 22, 2023.

On June 12, 2023, we held an extraordinary general meeting of shareholders and our shareholders approved the Extension Amendment Proposal and the Trust Agreement Amendment Proposal.

In connection with the shareholders’ vote at the extraordinary general meeting, holders of 23,063,075 Class A ordinary shares exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $242.4 million (approximately $10.51 per share) was removed from the Trust Account to pay such holders and approximately $119.6 million remained in the Trust Account. As a result of the Redemption, we have 20,061,925 ordinary shares outstanding, which includes 11,436,925 Class A ordinary shares and 8,625,000 Class B ordinary shares.

On June 14, 2023, the Extension Fee was deposited by the Sponsor into the Trust Account for our public shareholders, representing $0.024 per public share, which enabled us to extend the period of time we have to consummate a Business Combination by two months to August 17, 2023 (the “Extension”). The Extension constitutes the first two of up to twelve one-month extensions permitted under our governing documents and provides us with additional time to complete a Business Combination.

Results of Operations

Our entire activity from July 29, 2021 (inception) through June 30, 2023, was in preparation for the Public Offering, and since the Public Offering, our search for a prospective Business Combination target. We will not generate any operating revenues until the closing and completion of our Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we had net income of $1,625,617 which consisted of interest earned on marketable securities held in the Trust Account of $2,872,942 and change in fair value of warrant liabilities of $286,728, offset by formation and operating costs of $1,521,916 and interest on the Pala Note (as defined below) and the Sponsor Note (as defined below) of $12,137.

For the three months ended June 30, 2022, we had net income of $2,597,694 which consisted of a favorable change in fair value of warrant liabilities of $2,961,039 and interest earned on marketable securities held in the Trust Account of $475,185, offset by formation and operating costs of $838,530.

For the six months ended June 30, 2023, we had net income of $3,814,523 which consisted of interest earned on marketable securities held in the Trust Account of $6,660,641, offset by change in fair value of warrant liabilities of $903,510, formation and operating costs of $1,942,608 and interest on the Pala Note (as defined below) and the Sponsor Note (as defined below) of $12,137.

For the six months ended June 30, 2022, we had net income of $13,126,435 which consisted of a favorable change in fair value of warrant liabilities of $13,760,132, interest earned on operating account of $1 and interest earned on marketable securities held in the Trust Account of $510,474, offset by formation and operating costs of $1,144,172.

Liquidity and Capital Resources

As of June 30, 2023, we had $128,313 in cash and a working capital deficit of $2,392,672.

The Company’s liquidity needs up to the closing of the IPO on December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000. The promissory note was fully repaid as of the closing of the IPO.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2023 and December 31, 2022, the Company had $975,000 and $0 of borrowings under the Working Capital Loans, respectively.

On April 5, 2023, we issued an unsecured convertible promissory note in the aggregate principal amount of $1,000,000 (the “Pala Note”) to Pala Investments Limited (“Pala”) with each advance not to exceed $500,000. The Pala Note originally bore interest at a rate of ten percent (10.00%) per annum payable upon the earlier of June 16, 2023 (as may be extended in accordance with the terms of the Pala Note) and the effective date of the Company’s Business Combination. In the event that we do not consummate a Business Combination, the Pala Note will be repaid only from amounts remaining outside of our Trust Account. As of June 30, 2023, the Company had approximately $475,000 outstanding under the Pala Note. For the three and six months ended June 30, 2023, the Company had approximately $7,000 and $7,000, respectively, in interest expense on the Pala Note. The Pala Note has a conversion feature that is considered an embedded derivative, but the value is de minimis. As such, the Pala Note is presented at fair value on the accompanying balance sheets. On August 8, 2023, the Company and Pala amended and restated the Pala Note (the “A&R Pala Note”) to (i) distinguish between loans made for the purposes of funding (x) the Company’s working capital requirements (the “Pala Working Capital Loans”) and (y) the Company’s trust account to extend the Company’s deadline to complete its business combination (the “Pala Trust Extension Loans”), (ii) permit interest to accrue at a rate equal to twenty percent (20.00%) per annum, compounded annually, on any and all then-outstanding Pala Working Capital Loans, (iii) clarify that no interest shall accrue on the Pala Trust Extension Loans and (iv) clarify that up to $6,900,000 of Pala Trust Extension Loans may be converted into Warrants, subject to availability.

On June 14, 2023, the Sponsor loaned the Extension Fee to the Company in order to support the Extension (the “Extension Loan”) and caused the Extension Fee to be deposited in the Company’s Trust Account for its public shareholders. In connection with the Extension Fee, the Company issued an unsecured promissory note in the aggregate principal amount of $2,000,000 (the “Sponsor Note”) to the Sponsor. The Sponsor Note originally bore interest at a rate of ten percent (10.0%) per annum. The Sponsor Note will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the Company’s liquidation. As of June 30, 2023, the Company had approximately $500,000 outstanding under the Sponsor Note. For the three and six months ended June 30, 2023, the Company had approximately $5,000 and $5,000, respectively, in interest expense on the Sponsor Note.

On July 31, 2023, the Company and the Sponsor amended and restated the Sponsor Note (the “A&R Sponsor Note”) to (i) increase the aggregate principal amount available to be borrowed to up to $5,000,000, (ii) distinguish between loans made for the purposes of funding (x) the Sponsor Working Capital Loans and (y) the Sponsor Extension Loans, and (iii) clarify that up to $6,900,000 of Sponsor Working Capital Loans and up to $1,500,000 of Sponsor Trust Extension Loans may be converted into Warrants, subject to availability.

On August 8, 2023, the Company and the Sponsor amended and restated the A&R Sponsor Note (the “Second A&R Sponsor Note”) to (i) permit interest to accrue at a rate equal to twenty percent (20.00%) per annum, compounded annually, on any and all then-outstanding Sponsor Working Capital Loans and (ii) clarify that no interest shall accrue on the Sponsor Trust Extension Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 17, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these unaudited condensed financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2023.

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

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 11,436,925 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Calculation of diluted net income per share for the three and six months ended June 30, 2023 does not consider the effect of the warrants underlying the Units sold in the Public Offering and the Private Placement Warrants to purchase an aggregate of 33,550,000 Class A ordinary shares subject to possible redemption in the calculation of diluted income per share because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for such periods.

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

On December 17, 2021, the underwriters earned a cash underwriting discount of two percent (2.0%) of the gross proceeds of the IPO, or $6,900,000. Additionally, the underwriters will be entitled to a Marketing Fee of five percent (5.0%) of the gross proceeds of the IPO, or $17,250,000, upon the completion of our Business Combination.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15 (b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2023, as supplemented by our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

After deducting the underwriting discounts and commissions and incurred offering costs, a total of $351,900,000, comprised of $335,600,000 of the net proceeds from the IPO and $16,300,000 of the proceeds of the Private Placement, was placed in a trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s Business Combination, (ii) the redemption of any of the Class A Ordinary Shares included in the Units sold in the IPO (the “public shares”) properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if it does not complete a Business Combination by August 17, 2023 (or up to 30 months, if applicable) from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Business Combination activity or (iii) the redemption of the Company’s public shares if it is unable to complete its Business Combination by August 17, 2023 (or up to 30 months from the closing of the IPO if the Company extends the period of time to consummate its Business Combination by up to an additional ten months, subject to the Sponsor, Pala and Roth depositing additional funds into the Trust Account as described in the Registration Statement), subject to applicable law.

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

Dated: August 14, 2023

By:	/s/ Kristopher Salinger
Name:	Kristopher Salinger
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)