Form 10-Q
period 2023-09-30
Battery Future Acquisition Corp.
filed 2023-11-14
CIK 1880441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of November 13, 2023, 11,436,925 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BATTERY FUTURE ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2023

i

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

BATTERY FUTURE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash	$123,724	$299,149
Prepaid expenses	92,083	389,583
Total current assets	215,807	688,732
Cash and investments held in Trust Account	123,589,515	356,976,495
Total Assets	$123,805,322	$357,665,227

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accounts payable and accrued expenses	$2,054,546	$614,839
Due to related party	1,797,343	11,820
Total current liabilities	3,851,889	626,659
Warrant liabilities	3,806,268	2,219,165
Total Liabilities	7,658,157	2,845,824
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 11,436,925 and 34,500,000 shares at an approximate redemption value of $10.81 per share as of September 30, 2023 and $10.35 per share as of December 31, 2022	123,588,627	356,975,607
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2023 and December 31, 2022	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding (excluding 11,436,925 and 34,500,000 shares subject to possible redemption issued) as of September 30, 2023 and December 31, 2022, respectively	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	863	863
Additional paid-in capital	-	-
Accumulated deficit	(7,442,325)	(2,157,067)
Total Shareholders’ Deficit	(7,441,462)	(2,156,204)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$123,805,322	$357,665,227

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$728,366	$235,151	$2,670,974	$1,379,322
Loss from operations	(728,366)	(235,151)	(2,670,974)	(1,379,322)
Other income (expense):
Interest earned on investment held in Trust Account	2,221,087	1,588,335	8,881,728	2,098,809
Interest on promissory note - related party	(15,044)	-	(27,181)	-
Change in fair value of warrant liabilities	(683,593)	2,382,595	(1,587,103)	16,142,727
Total other income (expense), net	1,522,450	3,970,930	7,267,444	18,241,536
Net income	$794,084	$3,735,779	$4,596,470	$16,862,214

Weighted average redeemable Class A ordinary shares outstanding	11,436,925	34,500,000	25,122,706	34,500,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.04	$0.09	$0.14	$0.39
Weighted average non-redeemable Class B ordinary shares outstanding	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.04	$0.09	$0.14	$0.39

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	8,625,000	$863	$-	$(2,157,067)	$(2,156,204)
Net income	-	-	-	2,176,769	2,176,769
Accretion for shares subject to possible redemption	-	-	-	(3,787,699)	(3,787,699)
Balance — March 31, 2023 (unaudited)	8,625,000	863	-	(3,767,997)	(3,767,134)
Net income	-	-	-	1,625,617	1,625,617
Accretion for shares subject to possible redemption	-	-	-	(3,372,942)	(3,372,942)
Balance — June 30, 2023 (unaudited)	8,625,000	863	-	(5,515,322)	(5,514,459)
Net income	-	-	-	794,084	794,084
Accretion for shares subject to possible redemption	-	-	-	(2,721,087)	(2,721,087)
Balance — September 30, 2023 (unaudited)	8,625,000	$863	$-	$(7,442,325)	$(7,441,462)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	8,625,000	$863	$-	$(18,334,458)	$(18,333,595)
Net income	-	-	-	10,528,741	10,528,741
Balance — March 31, 2022 (unaudited)	8,625,000	863	-	(7,805,717)	(7,804,854)
Net income	-	-	-	2,597,694	2,597,694
Accretion for shares subject to possible redemption	-	-	-	(511,362)	(511,362)
Balance — June 30, 2022 (unaudited)	8,625,000	863	-	(5,719,385)	(5,718,522)
Net income	-	-	-	3,735,779	3,735,779
Accretion for shares subject to possible redemption	-	-	-	(1,587,447)	(1,587,447)
Balance — September 30, 2022 (unaudited)	8,625,000	$863	$-	$(3,571,053)	$(3,570,190)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$4,596,470	$16,862,214
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(8,881,728)	(2,098,809)
Interest on working capital loan – related party	27,181	-
Change in fair value of warrant liabilities	1,587,103	(16,142,727)
Changes in operating assets and liabilities:
Prepaid expenses	297,500	(14,365)
Prepaid expenses –non-current portion	-	343,688
Accounts payable	1,439,707	434,551
Due to related party	-	45,000
Net cash used in operating activities	(933,767)	(570,448)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,000,000)	-
Cash withdrawn from Trust Account in connection with redemption	243,268,708	-
Net cash provided by investing activities	242,268,708	-
Cash Flows from Financing Activities:
Proceeds from promissory note	1,758,342	-
Redemption of ordinary shares	(243,268,708)	-
Net cash used in financing activities	(241,510,366)	-
Net Change in Cash	(175,425)	(570,448)
Cash – Beginning of period	299,149	925,758
Cash – End of period	$123,724	$355,310

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 1 – ORGANIZATION, BUSINESS OPERATION AND LIQUIDITY

Battery Future Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on July 29, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (“Business Combination”).

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from July 29, 2021 (inception) through September 30, 2023, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below, and since the Public Offering, the Company’s search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

All of the public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Articles. In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the public shares will be issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the public shares are redeemable and are classified as such on the condensed balance sheets until such date that a redemption event takes place.

Redemptions of the Company’s public shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements, and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Articles, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares and any public shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Company will have until November 17, 2023 (or up to 30 months from the closing of the Public Offering if the Company extends the period of time to consummate a Business Combination by depositing into the Trust Account, for each one-month extension, the lesser of $0.03 per outstanding share and $250,000) to consummate the initial Business Combination. If the Company is unable to complete the initial Business Combination by the date by which it has to complete a Business Combination (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

On June 12, 2023, the Company held an extraordinary general meeting of shareholders and the Company’s shareholders approved the following proposals: (1) a proposal to approve by special resolution an amendment of the Articles to give the Company the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time, from June 17, 2023 to June 17, 2024, by depositing into the Trust Account the lesser of (i) $0.03 per outstanding share and (ii) $250,000 (the “Extension Payment”), until the earlier of (a) the completion of a Business Combination and (b) the announcement of the Company’s intention to wind up its operations and liquidate (the “Extension Amendment Proposal”), and (2) a proposal to approve an amendment to the Trust Agreement to (a) provide the Company the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time from June 17, 2023 to June 17, 2024 by depositing into the Trust Account, for each one-month extension, the Extension Payment and (b) provide that the company shall hold the trust assets solely in cash in an interest-bearing demand deposit account at a bank from and after the effectiveness of the Charter Amendment and the Trust Amendment (the “Trust Agreement Amendment Proposal”).

In connection with the shareholders’ vote at the extraordinary general meeting, holders of 23,063,075 Class A ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $243.2 million (approximately $10.55 per share) was removed from the Trust Account to pay such holders and approximately $120.9 million remained in the Trust Account. As a result of the Redemption, the Company had 20,061,925 ordinary shares outstanding, which include 11,436,925 Class A ordinary shares and 8,625,000 Class B ordinary shares.

On June 14, 2023, an aggregate of $500,000 was deposited by the Sponsor into the Trust Account of the Company for the Company’s public shareholders, representing $0.024 per public share, which enabled the Company to extend the period of time it has to consummate its Business Combination by two months to August 17, 2023 (the “Extension”). The Extension constitutes the first two of up to twelve one-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its Business Combination.

On each of August 15, 2023, September 15, 2023 and October 12, 2023, an aggregate of $250,000 was deposited by Pala into the Trust Account of the Company for the Company’s public shareholders, representing $0.024 per public share, which enabled the Company to extend the period of time it has to consummate its Business Combination by one month for each Extension to September 17, 2023, October 17, 2023 and November 17, 2023, respectively. The Extensions constitute the third, fourth and fifth of up to twelve one-month extensions permitted under the Company’s governing documents and provide the Company with additional time to complete its Business Combination.

The Company’s initial shareholders, officers and directors, Pala and Roth have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with a shareholder vote to approve an amendment to the Articles to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or any extended period of time that the Company may have to consummate an initial Business Combination as a result of an amendment to the Articles (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

On February 23, 2023, the Company signed a non-binding letter of intent for a Business Combination with a company in the battery technology sector.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $123,724 in cash and a working capital deficit of $3,636,082.

The Company’s liquidity needs up to the closing of the IPO on December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The promissory note was fully repaid as of the closing of the IPO.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2023 and December 31, 2022, the Company had approximately $1,758,000 and $0 of borrowings under the Working Capital Loans, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 17, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these unaudited condensed financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 17, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Accordingly, the unaudited condensed financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the Company’s unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023 or any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $123,724 and $299,149 in cash and no cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

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

Since May 18, 2023, all of the assets held in the Trust Account have been held solely in cash in an interest-bearing demand deposit account at a bank. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 4.65% per annum.

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

Offering Costs associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the condensed balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs are allocated ratably with the redeemable and non-redeemable shares they are allocated to. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to temporary equity. The Company incurred offering costs amounting to $7,607,233, consisting of $6,900,000 of underwriting commissions and $707,233 of other offering costs. Of this amount, $321,236 was allocated to warrants and charged to expense and the remainder was charged to temporary equity.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 11,436,925 and 34,500,000 Class A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of September 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(13,631,224)
Class A ordinary shares issuance cost	(7,285,997)
Add:
Accretion of carrying value of redemption value	32,892,828
Class A ordinary shares subject to redemption, December 31, 2022	356,975,607
Add:
Accretion of carrying value to redemption value	3,787,699
Class A ordinary shares subject to redemption, March 31, 2023 (unaudited)	360,763,306
Less:
Redemptions	(243,268,708)
Add:
Accretion of carrying value to redemption value	3,372,942
Class A ordinary shares subject to redemption, June 30, 2023 (unaudited)	120,867,540
Add:
Accretion of carrying value to redemption value	2,721,087
Class A ordinary shares subject to redemption, September 30, 2023 (unaudited)	$123,588,627

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

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. As of September 30, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per Class B ordinary share is the same as basic income per Class B ordinary share for the periods presented.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$452,692	$341,392	$2,988,623	$747,156	$3,421,737	$1,174,733	$13,489,771	$3,372,443
Denominator
Weighted-average shares outstanding	11,436,925	8,625,000	34,500,000	8,625,000	25,122,706	8,625,000	34,500,000	8,625,000
Basic and diluted net income per share	$0.04	$0.04	$0.09	$0.09	$0.14	$0.14	$0.39	$0.39

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

NOTE 3 – INITIAL PUBLIC OFFERING

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

Redemption of warrants

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the 30-day redemption period; and

●	if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination as described elsewhere in this prospectus) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

NOTE 4 – PRIVATE PLACEMENT WARRANTS

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

NOTE 5 – RELATED PARTY TRANSACTIONS

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

On October 23, 2023, October 30, 2023 and November 6, 2023, the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third parties (collectively, the “Investors”) in exchange for such Investors agreeing (i) to not redeem an aggregate of 5,000,500 Class A ordinary shares of the Company sold in its IPO (the “Non-Redeemed Shares”) in connection with the Meeting (as defined below) and (ii) to vote in favor of the Proposals (as defined below) at the Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitment to not redeem such shares, the Sponsor has agreed to transfer to the Investors up to an aggregate of 1,000,100 Founder Shares held by the Sponsor contemporaneously with the closing of the Company’s Business Combination, provided that the Investors do not exercise their redemption rights with respect to the Non-Redeemed Shares in connection with the Meeting and the Proposals (as defined below) are approved.

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

Promissory Note – Related Party

On August 3, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of March 31, 2022 or the closing of the Public Offering. The loan was repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the promissory note and the promissory note is no longer available to the Company.

On April 5, 2023, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $1,000,000 (the “Pala Note”) to Pala with each advance not to exceed $500,000. The Pala Note originally bore interest at a rate of ten percent (10.00%) per annum payable upon the earlier of June 16, 2023 (as may be extended in accordance with the terms of the Pala Note) and the effective date of the Company’s Business Combination. In the event that the Company does not consummate a Business Combination, the Pala Note will be repaid only from amounts remaining outside of the Company’s Trust Account. As of September 30, 2023, the Company had approximately $508,000 outstanding under the Pala Note. For the three and nine months ended September 30, 2023, the Company had approximately $15,000 and $27,000, respectively, in interest expense on the Pala Working Capital Note. The Pala Note has a conversion feature that is considered an embedded derivative, but the value is de minimis. As such, the Pala Note is presented at fair value on the accompanying condensed balance sheets. On August 8, 2023, the Company and Pala amended and restated the Pala Note (the “A&R Pala Note”) to (i) distinguish between loans made for the purposes of funding (x) the Company’s working capital requirements (the “Pala Working Capital Loans”) and (y) the Company’s Trust Account to extend the Company’s deadline to complete its business combination (the “Pala Trust Extension Loans”), (ii) permit interest to accrue at a rate equal to twenty percent (20.00%) per annum, compounded annually, on any and all then-outstanding Pala Working Capital Loans, (iii) clarify that no interest shall accrue on the Pala Trust Extension Loans and (iv) clarify that up to $6,900,000 of Pala Trust Extension Loans may be converted into Warrants, subject to availability.

On June 14, 2023, the Sponsor loaned the Extension Payment to the Company in order to support the Extension (the “Extension Loan”) and caused the Extension Payment to be deposited in the Company’s Trust Account for its public shareholders. In connection with the Extension Payment, the Company issued an unsecured promissory note in the aggregate principal amount of $2,000,000 (the “Sponsor Note”) to the Sponsor. The Sponsor Note originally bore interest at a rate of ten percent (10.0%) per annum. The Sponsor Note will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the Company’s liquidation. As of September 30, 2023, the Company had approximately $1,250,000 outstanding under the Sponsor Note.

On July 31, 2023, the Company and the Sponsor amended and restated the Sponsor Note (the “A&R Sponsor Note”) to (i) increase the aggregate principal amount available to be borrowed to up to $5,000,000, (ii) distinguish between loans made for the purposes of funding (x) the Company’s working capital requirements (the “Sponsor Working Capital Loans”) and (y) the Company’s Trust Account to extend the Company’s deadline to complete its Business Combination (the “Sponsor Trust Extension Loans”), and (iii) clarify that up to $1,500,000 of Sponsor Working Capital Loans and up to $6,900,000 of Sponsor Trust Extension Loans may be converted into Warrants, subject to availability (see Note 10).

On August 8, 2023, the Company and the Sponsor amended and restated the A&R Sponsor Note (the “Second A&R Sponsor Note”) to (i) permit interest to accrue at a rate equal to twenty percent (20.00%) per annum, compounded annually, on any and all then-outstanding Sponsor Working Capital Loans and (ii) clarify that no interest shall accrue on the Sponsor Trust Extension Loans (see Note 10).

On each of August 15, 2023, September 15, 2023 and October 12, 2023, an aggregate of $250,000 was deposited by Pala into the Trust Account of the Company for the Company’s public shareholders, representing $0.024 per public share, which enabled the Company to extend the period of time it has to consummate its Business Combination by one month for each Extension to September 17, 2023, October 17, 2023 and November 17, 2023, respectively. The Extensions constitute the third, fourth and fifth of up to twelve one-month extensions permitted under the Company’s governing documents and provide the Company with additional time to complete its Business Combination.

On October 12, 2023, the Company and Pala amended and restated the A&R Pala Note (the “Second A&R Pala Note”) to increase the aggregate principal amount available to be borrowed by up to $250,000 (see Note 10).

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Company had approximately $1,785,000 and $0 of borrowings under the Working Capital Loans, respectively.

Office Space, Secretarial and Administrative Services

Commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of up to $15,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. For the three and nine months ended September 30, 2023, the Company did not incur fees for these services. For the three and nine months ended September 30, 2022, the Company incurred $0 and $45,000, respectively, in fees for these services. As of September 30, 2023 and December 31, 2022, the Company accrued $0 and $11,820, respectively, for the administrative support services in due to related party.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement signed in connection with the Public Offering. Pursuant to the registration rights agreement, the underwriters’ exercise of their over-allotment option in full and $1,500,000 of Working Capital Loans (which amount includes the committed sponsor loans) are converted into Private Placement Warrants, the Company will be obligated to register up to 26,425,000 Class A ordinary shares and 17,800,000 warrants. The number of Class A ordinary shares includes (i) 8,625,000 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 16,300,000 Class A ordinary shares to be issued upon exercise of the Private Placement Warrants and (iii) 1,500,000 Class A ordinary shares underlying the Private Placement Warrants issued upon conversion of Working Capital Loans. The number of warrants includes 16,300,000 Private Placement Warrants and 1,500,000 Private Placement Warrants issued upon conversion of Working Capital Loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Marketing Agreement

The Company engaged Cantor and Roth as advisors in connection with the Business Combination to assist in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay Cantor and Roth a cash fee for such services upon the consummation of the Business Combination in an amount equal to 5.0% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable), which will only be paid upon the completion of the Company’s Business Combination. As of September 30, 2023 and December 31, 2022, neither Cantor nor Roth has provided any services under this agreement.

NOTE 7 – WARRANT LIABILITIES

The Company accounts for the 33,550,000 warrants issued in connection with the Public Offering (17,250,000 Public Warrants and 16,300,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to remeasurement at each condensed balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.

NOTE 8 – RECURRING FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP (as defined in Note 2) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

At September 30, 2023, assets held in the Trust Account were comprised of $123,589,515 in an interest-bearing demand deposit account at a bank. Through September 30, 2023, the Company withdrew $243,268,708 from the Trust Account in connection with the Redemption.

At December 31, 2022, assets held in the Trust Account were comprised of $356,976,495 in money market funds which are invested primarily in U.S. Treasury securities. Through December 31, 2022, the Company did not withdraw any interest income from the Trust Account.

The following tables present fair value information as of September 30, 2023 and December 31, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

September 30, 2023 (unaudited)	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$1,897,500	$-	$-
Private Warrants	-	-	1,908,768
Total Liabilities	$1,897,500	$-	$1,908,768

December 31, 2022	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$356,976,495	$-	$-
Total Assets	$356,976,495	$-	$-

Liabilities
Public Warrants	$1,093,650	$-	$-
Private Warrants	-	-	1,125,515
Total Liabilities	$1,093,650	$-	$1,125,515

At September 30, 2023 and December 31, 2022, the Company used a Monte Carlo model to value the private warrants. The estimated fair value of the public and private warrant liability is determined using Level 3 inputs. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield.

The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2023	December 31, 2022
	(unaudited)
Share price	$10.88	$10.27
Strike price	$11.50	$11.50
Term (in years)	0.89	5.41
Volatility	3.5%	7.8%
Risk-free rate	5.48%	4.74%
Dividend yield	0	0

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$1,125,515	$-	$1,125,515
Change in fair value	558,888	-	558,888
Fair value as of March 31, 2023 (unaudited)	1,684,403	-	1,684,403
Change in fair value	(98,703)	-	(98,703)
Fair value as of June 30, 2023 (unaudited)	1,585,700	-	1,585,700
Change in fair value	323,068	-	323,068
Fair value as of September 30, 2023 (unaudited)	$1,908,768	$-	$1,908,768

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2023.

NOTE 9 – SHAREHOLDERS’ DEFICIT

Preference shares – The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares – The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 11,436,925 and 34,500,000 Class A ordinary shares, respectively, issued or outstanding, of which 11,436,925 and 34,500,000 Class A ordinary shares, respectively, were subject to possible redemption.

Class B ordinary shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of September 30, 2023 and December 31, 2022, there were 8,625,000 Class B ordinary shares issued and outstanding. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,625,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. On December 17, 2021, the underwriters exercised their full over-allotment option, meaning no Founder Shares were subject to forfeiture on September 30, 2023 and December 31, 2022.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Articles or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and pursuant to the Articles, such actions include amending the Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Business Combination, the holders of more than 50% of the Company’s ordinary shares voted for the appointment of directors will be able to appoint all of the directors. Only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to the completion of the Business Combination. Holders of the public shares will not be entitled to vote on the appointment of directors during such time. These provisions of the Articles relating to the rights of holders of Class B ordinary shares to appoint directors may be amended if approved by holders of at least 90% of the Company’s ordinary shares voting in a general meeting. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the Business Combination, except as required by law, holders of the Founder Shares and holders of the public shares will vote together as a single class, with each share entitling the holder to one vote. If the Company seek shareholder approval of the Business Combination, the Company will complete the Business Combination only if the Company obtain approval by way of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, the initial shareholders, officers and directors have agreed to vote their Founder Shares and any public shares purchased during or after the Public Offering (including in open-market and privately negotiated transactions) in favor of the Business Combination.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 12, 2023, the Company and Pala amended and restated the A&R Pala Note to increase the aggregate principal amount available to be borrowed by up to $250,000.

On October 12, 2023, an aggregate of $250,000 was deposited by Pala into the Trust Account of the Company for the Company’s public shareholders, representing $0.024 per public share, which enabled the Company to extend the period of time it has to consummate its Business Combination by one month to November 17, 2023. The Extension constitutes the fifth of up to twelve one-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its Business Combination.

On October 24, 2023, the Company filed a definitive proxy statement regarding the extraordinary general meeting of shareholders to be held on November 14, 2023 (the “Meeting”). The purpose of the Meeting is to consider and vote upon proposals to (A) amend the Articles to remove the monthly Extension Payment the Company must make to extend the Combination Period and allow for an extension of the Combination Period until June 17, 2024 (the “Extended Date”) without depositing extra funds in the Trust Account (the “Extension Payment Removal Proposal”), (B) amend the Articles to eliminate (i) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate an initial business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such initial business combination (the “Redemption Limitation Amendment Proposal”), (C) amend the Company’s investment management trust agreement, dated as of December 14, 2021 (as amended, the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, to allow the Company to extend the Combination Period until the Extended Date without depositing additional funds in the Trust Account (the “Second Trust Agreement Amendment Proposal”) and (D) adjourn the extraordinary general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the extraordinary general meeting, there are not sufficient votes to approve the Extension Payment Removal Proposal, the Redemption Limitation Amendment Proposal or the Trust Agreement Amendment Proposal or where the board of directors of the Company has determined it is otherwise necessary or desirable (the “Adjournment Proposal”, and together with the Extension Payment Removal Proposal, the Redemption Limitation Amendment Proposal and the Second Trust Agreement Amendment Proposal, the “Proposals”). The foregoing summary of the Proposals does not purport to be complete and is qualified in its entirety by reference to the Company’s definitive proxy statement, filed with the SEC on October 24, 2023.

On October 23, 2023, October 30, 2023 and November 6, 2023, the Company and the Sponsor entered into Non-Redemption Agreements with the Investors in exchange for such Investors agreeing (i) to not redeem an aggregate of 5,000,500 Non-Redeemed Shares in connection with the Meeting and (ii) to vote in favor of the Proposals at the Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreement). In exchange for the foregoing commitment to not redeem such shares, the Sponsor has agreed to transfer to the Investors up to an aggregate of 1,000,100 Founder Shares held by the Sponsor contemporaneously with the closing of the Company’s Business Combination, provided that the Investors do not exercise their redemption rights with respect to the Non-Redeemed Shares in connection with the Meeting and the Proposals are approved.

The foregoing summary of the Non-Redemption Agreements does not purport to be complete and is qualified in its entirety by reference to the form of Non-Redemption Agreement filed as Exhibit 10.1 the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2023.

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

The Company will have until November 17, 2023 (or up to 30 months from the closing of the Public Offering if we extend the period of time to consummate a Business Combination by depositing into the Trust Account, for each one-month extension, the lesser of $0.03 per outstanding share and $250,000) to consummate a Business Combination.

Pursuant to the terms of the Articles and the Trust Agreement, in order for the time available for us to consummate a Business Combination to be extended, the initial shareholders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account, pro rata in accordance with their percentage ownership of the total number of outstanding Founder Shares, the lesser of $0.03 per outstanding share and $250,000 for each one-month extension, on or prior to the date of the applicable deadline. Any such payments would be made in the form of an Extension Loan. If we complete a Business Combination, we will, at the option of our initial shareholders or their affiliates or designees, repay such loaned amounts out of the proceeds of the Trust Account released to us. If we do not complete a Business Combination, we will repay such loans only from funds held outside of the Trust Account. Our initial shareholders or their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete a Business Combination. If we are unable to consummate a Business Combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we are unable to complete a Business Combination by November 17, 2023 (or up to 30 months from the closing of the Public Offering if we extend the period of time to consummate a Business Combination by into the Trust Account, for each one-month extension, the lesser of $0.03 per outstanding share and $250,000) or during any extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination by November 17, 2023 (or up to 30 months from the closing of the Public Offering if we extend the period of time to consummate a Business Combination by depositing into the Trust Account, for each one-month extension, the lesser of $0.03 per outstanding share and $250,000).

Recent Developments

On May 22, 2023, we filed a definitive proxy statement regarding an extraordinary general meeting of shareholders to be held on June 12, 2023. The purpose of the extraordinary general meeting was to consider and vote upon proposals to (A) amend our amended and restated memorandum and articles of association to give us the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time, from June 17, 2023 to June 17, 2024, by depositing into the Trust Account the lesser of (i) $0.03 for each Class A ordinary share not redeemed in connection with the extraordinary general meeting, multiplied by the number of public shares then outstanding, and (ii) $250,000 (or pro rata portion thereof if less than a full month) (the “Extension Payment”), until the earlier of (a) the completion of a Business Combination and (b) the announcement of our intention to wind up its operations and liquidate (as extended, the “Extended Date”) (the “Extension Amendment Proposal”), (B) amend our investment management trust agreement, dated as of December 14, 2021, by and between us and Continental Stock Transfer & Trust Company, to (i) allow us to extend the Combination Period up to twelve (12) times for an additional one (1) month each time, from June 17, 2023, to the Extended Date by depositing into the Trust Account the Extension Payment until the Extended Date and (ii) provide that we shall hold the trust assets solely in cash from and after the effectiveness of the Extension Amendment Proposal and the Trust Agreement Amendment Proposal (the “Trust Agreement Amendment Proposal”) and (C) adjourn the extraordinary general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the extraordinary general meeting, there are not sufficient votes to approve the Extension Amendment Proposal or the Trust Agreement Amendment Proposal or where the board of directors has determined it is otherwise necessary or desirable (the “Adjournment Proposal”). The foregoing summary of the Extension Amendment Proposal, Trust Agreement Amendment Proposal and the Adjournment Proposal does not purport to be complete and is qualified in its entirety by reference to the Company’s definitive proxy statement, filed with the SEC on May 22, 2023.

On June 12, 2023, we held an extraordinary general meeting of shareholders, and our shareholders approved the Extension Amendment Proposal and the Trust Agreement Amendment Proposal.

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

On June 14, 2023, the Extension Payment was deposited by the Sponsor into the Trust Account for our public shareholders, representing $0.024 per public share, which enabled us to extend the period of time we have to consummate a Business Combination by two months to August 17, 2023 (the “Extension”). The Extension constitutes the first two of up to twelve one-month extensions permitted under our governing documents and provides us with additional time to complete a Business Combination.

On each of August 15, 2023 and September 15, 2023, an aggregate of $250,000 was deposited by Pala into the Trust Account for our public shareholders, representing $0.024 per public share, which enabled us to extend the period of time we have to consummate a Business Combination by one month for each Extension to September 17, 2023 and October 17, 2023, respectively. The Extensions constitute the third and fourth of up to twelve one-month extensions permitted under our governing documents and provide us with additional time to complete a Business Combination.

On October 12, 2023, the Company and Pala amended and restated the A&R Pala Note to increase the aggregate principal amount available to be borrowed by up to $250,000.

On October 12, 2023, an aggregate of $250,000 was deposited by Pala into the Trust Account for our public shareholders, representing $0.024 per public share, which enabled us to extend the period of time we have to consummate our Business Combination by one month to November 17, 2023. The Extension constitutes the fifth of up to twelve one-month extensions permitted under our governing documents and provides us with additional time to complete our Business Combination.

On October 24, 2023, we filed a definitive proxy statement regarding an extraordinary general meeting of shareholders to be held on November 14, 2023 (the “Meeting”). The purpose of the Meeting is to consider and vote upon proposals to (A) amend the Articles to remove the monthly Extension Payment we must make to extend the Combination Period and allow for an extension of the Combination Period until June 17, 2024 (the “Extended Date”) without depositing extra funds in the Trust Account (the “Extension Payment Removal Proposal”), (B) amend the Articles to eliminate (i) the limitation that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 and (ii) the limitation that we shall not consummate an initial business combination unless we have net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such initial business combination (the “Redemption Limitation Amendment Proposal”), (C) amend our investment management trust agreement, dated as of December 14, 2021 (as amended, the “Trust Agreement”), by and between us and Continental Stock Transfer & Trust Company, to allow us to extend the Combination Period until the Extended Date without depositing additional funds in the Trust Account (the “Second Trust Agreement Amendment Proposal”) and (D) adjourn the extraordinary general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the extraordinary general meeting, there are not sufficient votes to approve the Extension Payment Removal Proposal, the Redemption Limitation Amendment Proposal or the Trust Agreement Amendment Proposal or where the board of directors has determined it is otherwise necessary or desirable (the “Adjournment Proposal”, and together with the Extension Payment Removal Proposal, the Redemption Limitation Amendment Proposal and the Second Trust Agreement Amendment Proposal, the “Proposals”). The foregoing summary of the Proposals does not purport to be complete and is qualified in its entirety by reference to our definitive proxy statement filed with the SEC on October 24, 2023.

On October 23, 2023, October 30, 2023 and November 6, 2023, the Company and the Sponsor entered into Non-Redemption Agreements with the Investors in exchange for such Investors agreeing (i) to not redeem an aggregate of 5,000,500 Non-Redeemed Shares in connection with the Meeting and (ii) to vote in favor of the Proposals at the Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreement). In exchange for the foregoing commitment to not redeem such shares, the Sponsor has agreed to transfer to the Investors up to an aggregate of 1,000,100 Founder Shares held by the Sponsor contemporaneously with the closing of the Company’s Business Combination, provided that the Investors do not exercise their redemption rights with respect to the Non-Redeemed Shares in connection with the Meeting and the Proposals are approved.

Results of Operations

Our entire activity from July 29, 2021 (inception) through September 30, 2023, was in preparation for the Public Offering, and since the Public Offering, our search for a prospective Business Combination target. We will not generate any operating revenues until the closing and completion of our Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had net income of $794,084 which consisted of interest earned on marketable securities held in the Trust Account of $2,221,087 and change in fair value of warrant liabilities of $683,593, offset by formation and operating costs of $728,366 and interest on the Pala Note (as defined below) and the Sponsor Note (as defined below) of $15,044.

For the three months ended September 30, 2022, we had net income of $3,735,779 which consisted of a favorable change in fair value of warrant liabilities of $2,382,595 and interest earned on marketable securities held in the Trust Account of $1,588,335, offset by formation and operating costs of $235,151.

For the nine months ended September 30, 2023, we had net income of $4,596,470 which consisted of interest earned on marketable securities held in the Trust Account of $8,881,728, offset by change in fair value of warrant liabilities of $1,587,103, formation and operating costs of $2,670,974 and interest on the Pala Note (as defined below) and the Sponsor Note (as defined below) of $27,181.

For the nine months ended September 30, 2022, we had net income of $16,862,214 which consisted of a favorable change in fair value of warrant liabilities of $16,142,727 and interest earned on marketable securities held in the Trust Account of $2,098,809, offset by formation and operating costs of $1,379,322.

Liquidity and Capital Resources

As of September 30, 2023, we had $123,724 in cash and a working capital deficit of $3,636,082.

The Company’s liquidity needs up to the closing of the IPO on December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000. The promissory note was fully repaid as of the closing of the IPO.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2023 and December 31, 2022, the Company had approximately $1,758,000 and $0 of borrowings under the Working Capital Loans, respectively.

On April 5, 2023, we issued an unsecured convertible promissory note in the aggregate principal amount of $1,000,000 (the “Pala Note”) to Pala Investments Limited (“Pala”) with each advance not to exceed $500,000. The Pala Note originally bore interest at a rate of ten percent (10.00%) per annum payable upon the earlier of June 16, 2023 (as may be extended in accordance with the terms of the Pala Note) and the effective date of the Company’s Business Combination. In the event that we do not consummate a Business Combination, the Pala Note will be repaid only from amounts remaining outside of our Trust Account. As of September 30, 2023, the Company had approximately $508,000 outstanding under the Pala Note. For the three and nine months ended September 30, 2023, the Company had approximately $10,000 and $180,000, respectively, in interest expense on the Pala Note. The Pala Note has a conversion feature that is considered an embedded derivative, but the value is de minimis. As such, the Pala Note is presented at fair value on the accompanying balance sheets. On August 8, 2023, the Company and Pala amended and restated the Pala Note (the “A&R Pala Note”) to (i) distinguish between loans made for the purposes of funding (x) the Company’s working capital requirements (the “Pala Working Capital Loans”) and (y) the Company’s trust account to extend the Company’s deadline to complete its business combination (the “Pala Trust Extension Loans”), (ii) permit interest to accrue at a rate equal to twenty percent (20.00%) per annum, compounded annually, on any and all then-outstanding Pala Working Capital Loans, (iii) clarify that no interest shall accrue on the Pala Trust Extension Loans and (iv) clarify that up to $6,900,000 of Pala Trust Extension Loans may be converted into Warrants, subject to availability.

On June 14, 2023, the Sponsor loaned the Extension Payment to the Company in order to support the Extension (the “Extension Loan”) and caused the Extension Payment to be deposited in the Company’s Trust Account for its public shareholders. In connection with the Extension Payment, the Company issued an unsecured promissory note in the aggregate principal amount of $2,000,000 (the “Sponsor Note”) to the Sponsor. The Sponsor Note originally bore interest at a rate of ten percent (10.0%) per annum. The Sponsor Note will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the Company’s liquidation. As of September 30, 2023, the Company had approximately $1,250,000 outstanding under the Sponsor Note. For the three and nine months ended September 30, 2023, the Company had approximately $5,000 and $9,000, respectively, in interest expense on the Sponsor Note.

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

On each of August 15, 2023, September 15, 2023 and October 12, 2023, an aggregate of $250,000 was deposited by Pala into the Trust Account for our public shareholders, representing $0.024 per public share, which enabled us to extend the period of time we have to consummate our Business Combination by one month for each Extension to September 17, 2023, October 17, 2023 and November 17, 2023, respectively. The Extensions constitute the third, fourth and fifth of up to twelve one-month extensions permitted under our governing documents and provide us with additional time to complete our Business Combination.

On October 12, 2023, the Company and Pala amended and restated the A&R Pala Note (the “Second A&R Pala Note”) to increase the aggregate principal amount available to be borrowed by up to $250,000.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 17, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these unaudited condensed financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 17, 2023.

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

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Calculation of diluted net income per share for the three and nine months ended September 30, 2023 does not consider the effect of the warrants underlying the Units sold in the Public Offering and the Private Placement Warrants to purchase an aggregate of 33,550,000 Class A ordinary shares subject to possible redemption in the calculation of diluted income per share because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for such periods.

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

Commitments and Contractual Obligations

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, dated December 14, 2021, by and among us, the Sponsor, Pala, Cantor, Roth and the other holders party thereto, the holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants, (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans and (iv) Private Placement Warrants that may be issued upon conversion of the Extension Loans will have registration rights to require us to register a sale of any of our securities held by them. The holders of these securities are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15 (b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

After deducting the underwriting discounts and commissions and incurred offering costs, a total of $351,900,000, comprised of $335,600,000 of the net proceeds from the IPO and $16,300,000 of the proceeds of the Private Placement, was placed in a trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s Business Combination, (ii) the redemption of any of the Class A Ordinary Shares included in the Units sold in the IPO (the “public shares”) properly submitted in connection with a shareholder vote to amend the Articles (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if it does not complete a Business Combination by November 17, 2023 (or up to 30 months, if applicable) from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Business Combination activity or (iii) the redemption of the Company’s public shares if it is unable to complete its Business Combination by November 17, 2023 (or up to 30 months from the closing of the IPO if the Company extends the period of time to consummate its Business Combination by up to an additional ten months, subject to the Sponsor, Pala and Roth depositing additional funds into the Trust Account as described in the Registration Statement), subject to applicable law.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 13, 2023

By:	/s/ Kristopher Salinger
Name:	Kristopher Salinger
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)