Form 10-K
period 2023-12-31
Battery Future Acquisition Corp.
filed 2024-03-29
CIK 1880441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM

 TO

COMMISSION FILE NUMBER

001-41158

BATTERY FUTURE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1618517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8 The Green, #18195 Dover, DE	19901
(Address of principal executive offices)	(Zip Code)

929-465-9707

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

The aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant as of June 30, 2023 was $121,231,405 based on the closing price of $10.60 per share on June 30, 2023 on The New York Stock Exchange.

As of March 29, 2024, the Registrant had 5,170,599 Class A ordinary shares, $0.0001 par value per share, and 8,625,000 Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from hostilities and public health concerns;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance following our Public Offering.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

•	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•	If we seek shareholder approval of our initial business combination, our sponsor and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•	The requirement that we complete our initial business combination by June 17, 2024 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) and other events, and the status of debt and equity markets..

•	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

•	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

•	The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than approximately $10.97 per share.

•	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	The New York Stock Exchange (the “NYSE”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.97 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

•	If the proceeds not being held in the Trust Account are insufficient to allow us to operate until June 17, 2024, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

•	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

•	Unlike some other similarly structured SPACs, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

PART I

ITEM 1. BUSINESS

Introduction

Battery Future Acquisition Corp. (the “Company” or “us” or “we” or other similar pronouns) is a blank check company incorporated on July 29, 2021 as a Cayman Islands exempted company with the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have neither engaged in any operations nor generated any revenue to date.

On August 4, 2021, Battery Future Sponsor LLC (the “sponsor”) purchased an aggregate of 7,187,500 Founder Shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. Prior to the sponsor’s initial investment of $25,000, the Company had no assets, tangible or intangible.

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

Simultaneously with the closing of the Public Offering, pursuant to the private placement warrants purchase agreement by and among us, the sponsor and Cantor Fitzgerald & Co. (the “Private Placement Warrants Purchase Agreement”), the securities purchase agreement by and between us and Roth Capital Partners, LLC (the “Roth Securities Purchase Agreement”) and the securities purchase agreements by and between the Company and Pala Investments Limited (the “Pala Securities Purchase Agreements, and together with Roth Securities Purchase Agreement, the “Securities Purchase Agreements”), the Company consummated the private placement of an aggregate of 16,300,000 warrants (the “Private Placement Warrants”) and 3,051,111 Founder Shares to our sponsor, Pala, Cantor and Roth, generating gross proceeds to the Company of $16,300,000. No underwriting discounts or commissions were paid with respect to such sale.

Upon the closing of the Public Offering and the sale of the Private Placement Warrants, $351,900,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). We are not permitted to withdraw any of the principal or interest held in the Trust Account, except for the withdrawal of interest to pay our taxes and up to $100,000 of interests to pay dissolution expenses, as applicable, if any, until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination by June 17, 2024, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (“Memorandum and Articles of Association”) (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by June 17, 2024 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds held in the Trust Account may only be held as cash or in demand deposit accounts or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

On November 14, 2023, we adopted an amendment to the Company’s Second Amended and Restated Memorandum and Articles of Association on November 14, 2023, allowing us to (1) remove the monthly extension payment the Company was required to make into the Trust Account to extend the date by which the Company had to consummate an initial Business Combination to June 17, 2024 without depositing additional funds in the Trust Account.

In connection with this amendment, on November 14, 2023, 6,266,236 Class A ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $68.2 million (approximately $10.88 per share) was removed from the Trust Account to pay such holders and approximately $56.3 million remained in the Trust Account.

Following the aforementioned redemptions, the Company has 13,795,599 ordinary shares outstanding, which includes 5,170,599 Class A ordinary shares and 8,625,000 Class B ordinary shares.

On January 16, 2024, the Company, the sponsor, Pala and Camel Bay, LLC (the “Purchaser”) entered into a share purchase agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, among other things: (a) the sponsor and Pala transferred to the Purchaser an aggregate of 4,193,695 Founder Shares; (b) the sponsor, Pala and certain other holders of Founder Shares gave to Purchaser the irrevocable right to vote the Founder Shares on their behalf and to take certain other actions on their behalf (the “POA Agreements”); and (c) the sponsor, Pala and Cantor and Roth entered into surrender and cancellation agreements whereby such parties have agreed to cancel an aggregate of 16,300,000 Private Placement Warrants purchased by them at the time of the IPO.  In addition, each of the underwriters in the Public Offering entered into an agreement whereby such parties waived their entitlement to the payment of any cash fees and expenses pursuant to that certain business combination marketing agreement, dated December 14, 2021.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the Public Offering and the sale of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We may pursue an initial business combination target in any industry or geographic region we choose other than China (including Hong Kong and Macau).

Sourcing and Evaluation of Business Combination Targets

We utilize the networks and industry experience of our management team and independent directors, as well as investment market participants, private equity groups, investment banking firms, family offices, lenders, attorneys, consultants, accounting firms, large business enterprises and other trusted advisors, to identify potential business combination targets. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. However, in no event will our officers, directors, initial shareholders or any of their respective affiliates be paid any finder’s fee, consulting fee or other compensation by us prior to, or for any services they render in order to effectuate, the completion of our initial business combination.

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

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our officers, directors, initial shareholders or any of their affiliates, or from completing the business combination through a joint venture or other form of shared ownership with any of the foregoing. If we seek to complete our initial business combination with a target that is affiliated with our officers, directors, initial shareholders or any of their affiliates, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) or a valuation or appraisal firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

Some of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or may be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Memorandum and Articles of Association provides that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Fair Market Value of Target Business

The rules of the NYSE and our Amended and Restated Memorandum and Articles of Association require that we consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

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

However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% fair market value assets test described above. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

Redemption Rights for Holders of Public Shares Upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our officers, directors and initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any public shares they may acquire after the Public Offering in connection with the completion of our initial business combination.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers; and file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

Resources and Competition

Our Amended and Restated Memorandum and Articles of Association provides that we will have until June 17, 2024. If we are unable to complete our initial business combination by June 17, 2024, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

Facilities

We currently utilize office space at 8 The Green, #18195, Dover, Delaware 19901. We consider our current office space adequate for our current operations.

Employees

We currently have one officer: Fanghan Sui. This individual is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business (including our initial business combination) and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 8 The Green, #18195, Dover, Delaware 19901 or by telephone at 929-465-9707.

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

Since 2020, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions (including hostilities between Russia and Ukraine and Israel and Hamas) or increases in the cost of additional capital needed to close business combinations or operate targets post- business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we seek shareholder approval of our initial business combination, the holders of the Founder Shares have agreed to vote such shares in favor of such initial business combination, regardless of how our public shareholders vote.

Our Amended and Restated Memorandum and Articles of Association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we obtain approval by way of an ordinary resolution under Cayman Islands law which requires the affirmative vote of a majority of the shareholders who attend and vote at our general meeting. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by the holders of the Founder Shares to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

Consequently, if accepting all properly submitted redemption requests would make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

The requirement that we complete our initial business combination by June 17, 2024 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by June 17, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) and other events, and the status of debt and equity markets.

Any new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) or other events (such as terrorist attacks, armed conflicts or natural disasters) could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to any outbreak of a disease restricts travel or limits the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers. The extent to which any new outbreak or the continuation of any existing situation impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted. If any such event (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continues for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by outside events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination by June 17, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by June 17, 2024. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law.

If we seek shareholder approval of our initial business combination, our shareholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our shareholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares that may be purchased in such transactions, subject to compliance with applicable law and the NYSE rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

The purpose of any such purchases of shares would be to reduce the number of shares being submitted for redemption.  Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

If the funds not being held in the Trust Account are insufficient to allow us to operate until June 17, 2024, it could limit our search for a target business or businesses and we will be required to depend on loans from our shareholders, members of our management team or their affiliates to fund our search and to complete our initial business combination.

If the funds not being held in the Trust Account are insufficient to allow us to operate until June 17, 2024, it could limit our search for a target business or businesses and we will be required to depend on loans from our shareholders, members of our management team or their affiliates to fund our search and to complete our initial business combination.  If we are required to seek additional capital, we would need to borrow funds from our shareholders, management team or other third parties to operate or may be forced to liquidate. None of our officers, directors, shareholders or their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our officers, directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.97 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than approximately $10.97 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the approximately $10.97 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement relating to the Public Offering, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.97 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.97 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor did it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.97 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.97 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.97 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.97 per share.

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

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be held as cash or cash equivalents (including being held in demand deposit accounts) or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2024; and (iii) absent an initial business combination by June 17, 2024 or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

If we are deemed to be an investment company for purposes of the Investment Company Act, we could be forced to liquidate and investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination and our warrants would expire worthless.

As indicated above, we have until June 17, 2024 to consummate an initial business combination. It is possible that a claim in the future could be made that we have been operating as an unregistered investment company. It is also possible that the investment of funds from the Public Offering and private placement of Private Placement Warrants during our life as a blank check company, and the earning and use of interest from such investment, could increase the likelihood of us being found to have been operating as an unregistered investment company. If we are deemed to be an investment company for purposes of the Investment Company Act and found to have been operating as an unregistered investment company, it could cause us to liquidate. If we are forced to liquidate, investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination and our warrants would expire worthless.

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

In accordance with NYSE corporate governance requirements, we are required to hold an annual general meeting no later than one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss Company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target may include any industry, sector or geographic region (except for China). We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Our Amended and Restated Memorandum and Articles of Association prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

We may only be able to complete a business combination with a single target business, which could cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

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

Our Amended and Restated Memorandum and Articles of Association does not provide a specified maximum redemption threshold. However, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our officers, directors, initial shareholders, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, SPACs have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Amended and Restated Memorandum and Articles of Association or governing instruments in a manner that will make it easier for us to complete our initial business combination and that our shareholders may not support.

In order to effectuate a business combination, SPACs have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, SPACs have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Amended and Restated Memorandum and Articles of Association requires a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the then outstanding Private Placement Warrants. In addition, our Amended and Restated Memorandum and Articles of Association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by June 17, 2024 or (B) with respect to any other provisions relating to shareholders’ rights or pre- initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through the registration statement relating to our Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our Amended and Restated Memorandum and Articles of Association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our Amended and Restated Memorandum and Articles of Association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the Company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our Trust Account), which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend our Amended and Restated Memorandum and Articles of Association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our Amended and Restated Memorandum and Articles of Association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Holders of our Founder Shares will participate in any vote to amend our Amended and Restated Memorandum and Articles of Association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Amended and Restated Memorandum and Articles of Association which govern our pre-business combination behavior more easily than some other SPACs, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Amended and Restated Memorandum and Articles of Association.

The holders of our Founder Shares and our officers and directors and have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2024 or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial shareholders, officers or directors for any breach of these agreements.

The holders of our Founder Shares control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

The holders of our Founder Shares beneficially own an aggregate of 62.5% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Amended and Restated Memorandum and Articles of Association. If they purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting of the Company to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment to the board of directors and because of the ownership position of the holders of our Founder Shares, will have considerable influence regarding the outcome. Accordingly, they will continue to exert control at least until the completion of our initial business combination.

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

Our corporate affairs will be governed by our Amended and Restated Memorandum and Articles of Association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

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

The value of the Founder Shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Our insiders collectively invested in us an aggregate of $16,325,000 to purchase the Founder Shares and the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 8,625,000 Founder Shares would have an aggregate implied value of $86,250,000. Even if the trading price of our ordinary shares was substantially below $10.00 per share, the value of the Founder Shares would be substantially greater to our initial shareholders’ initial investment in us. As a result, the holders of the Founder Shares are likely to be able to recoup their investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in the Founder Shares, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

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

Risks Relating to our Management Team

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. While members of our management team have prior SPAC experiences, such past performances do not guarantee either (i)  that we will be able to locate a suitable candidate for our initial business combination or (ii) success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

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

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman law. Our Amended and Restated Memorandum and Articles of Association provides that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our directors or executive officers or their affiliates, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

In light of the involvement of our executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with one of our initial shareholders, executive officers, directors or existing holders. Such entities may compete with us for business combination opportunities. Our initial shareholders, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with one of our initial shareholders, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2024 or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by June 17, 2024. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by June 17, 2024, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public shareholders may be forced to wait beyond June 17, 2024 before they receive funds from our Trust Account. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of less than $10.00 per share. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on the NYSE, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

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

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which Founder Shares are convertible, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A ordinary shares issuable upon conversion of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to- one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Amended and Restated Memorandum and Articles of Association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Amended and Restated Memorandum and Articles of Association provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our Amended and Restated Memorandum and Articles of Association to (x) extend the time we have to consummate a business combination beyond June 17, 2024 or (y) amend the foregoing provisions. These provisions of our Amended and Restated Memorandum and Articles of Association, like all provisions of our Amended and Restated Memorandum and Articles of Association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares:

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

We issued warrants to purchase 17,250,000 Class A ordinary shares as part of the units offered by the prospectus relating to the Public Offering, each exercisable to purchase one Class A ordinary share at $11.50 per share. Moreover, we may receive loans from our officers, directors, shareholders or their affiliates, of which up to $1,500,000 will be convertible into warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,500,000 in the aggregate. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Our warrants are accounted for as a warrant liability and were recorded at fair value upon issuance with any changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

We currently account for our warrants as a warrant liability, which means that we will record them at fair value upon issuance with any changes in fair value each period reported in earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

General Risk Factors

Provisions in our Amended and Restated Memorandum and Articles of Association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Amended and Restated Memorandum and Articles of Association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our Amended and Restated Memorandum and Articles of Association and Cayman Islands law may have the effect of discouraging lawsuits against our directors and officers.

Cayman Islands law does not limit the extent to which a company’s Amended and Restated Memorandum and Articles of Association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our Amended and Restated Memorandum and Articles of Association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

In recent years, the market for directors and officers liability insurance for SPACs has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage and the premiums charged for such policies have generally increased. There can be no assurance that these trends will not continue.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBER SECURITY

We are a blank check company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable target businesses for a business combination. Therefore, we do not consider that we face significant cybersecurity risk. Nevertheless, we employ various procedures designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats given our limited operations. These include, but are not limited to, internal reporting, monitoring and detection tools and anti-virus software in. We also periodically assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities, including those that could arise from internal sources and external sources such as third-party service providers we do business with. We may also consider in the future whether to engage an assessor(s), consultant(s), auditor(s) or other third party(s) to supplement our processes.

To date, we have not experienced any cybersecurity attacks. However, any such attack could adversely affect our business. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

The Audit Committee of the Board oversees our cybersecurity risk and receives regular reports from our management team on various potential cybersecurity matters, including areas of emerging risks, incidents and industry trends, and other areas of importance.

ITEM 2. PROPERTIES

Our executive offices are located at 8 The Green, #18195, Dover, Delaware 19901. This space is provided to us, free of charge, from a holder of our Founder Shares.  We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2023, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, Class A ordinary shares and warrants are listed on the NYSE under the symbols “BFAC.U,” “BFAC” and “BFAC.WS,” respectively.

Holders

As of March 28, 2024, there was one holder of record of our units, one holder of record of our Class A ordinary shares, eight holders of record of our Class B ordinary shares and one holder of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

On November 14, 2023, we held a shareholder meeting to make certain changes to our charter.  In connection with such meeting, holders of 6,266,236 Class A ordinary shares of the Company exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account. As a result, approximately $68.2 million (approximately $10.88 per share) was removed from the Trust Account to pay such holders and approximately $56.3 million remained in the Trust Account.

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

The Company initially have until November 17, 2023 (or up to 30 months from the closing of the Public Offering if we extend the period of time to consummate a Business Combination by depositing into the Trust Account, for each one-month extension, the lesser of $0.03 per outstanding share and $250,000) to consummate a Business Combination.

Pursuant to the terms of the initial Articles and the Trust Agreement, in order for the time available for us to consummate a Business Combination to be extended, the initial shareholders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account, pro rata in accordance with their percentage ownership of the total number of outstanding Founder Shares, the lesser of $0.03 per outstanding share and $250,000 for each one-month extension, on or prior to the date of the applicable deadline. Any such payments would be made in the form of an Extension Loan. If we complete a Business Combination, we will, at the option of our initial shareholders or their affiliates or designees, repay such loaned amounts out of the proceeds of the Trust Account released to us. If we do not complete a Business Combination, we will repay such loans only from funds held outside of the Trust Account. Our initial shareholders or their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete a Business Combination. If we are unable to consummate a Business Combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we were unable to complete a Business Combination by November 17, 2023 (or up to 30 months from the closing of the Public Offering if we extend the period of time to consummate a Business Combination by into the Trust Account, for each one-month extension, the lesser of $0.03 per outstanding share and $250,000) or during any extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination by November 17, 2023 (or up to 30 months from the closing of the Public Offering if we extend the period of time to consummate a Business Combination by depositing into the Trust Account, for each one-month extension, the lesser of $0.03 per outstanding share and $250,000).

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

In connection with the shareholders’ vote at the extraordinary general meeting, holders of 23,063,075 Class A ordinary shares exercised their right to redeem such shares (the “First Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $242.4 million (approximately $10.51 per share) was removed from the Trust Account to pay such holders and approximately $119.6 million remained in the Trust Account. As a result of the Redemption, we have 20,061,925 ordinary shares outstanding, which includes 11,436,925 Class A ordinary shares and 8,625,000 Class B ordinary shares immediately following in the First Redemption.

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

On each of August 15, 2023, September 15, 2023, and October 12, 2023, an aggregate of $250,000 was deposited by Pala into the Trust Account for our public shareholders, representing $0.024 per public share, which enabled us to extend the period of time we have to consummate a Business Combination by one month for each Extension to September 17, 2023, October 17, 2023, and November 17, 2023, respectively. The Extensions constitute the third, fourth, and fifth of up to twelve one-month extensions permitted under our governing documents and provide us with additional time to complete a Business Combination.

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

On November 14, 2023, the Company held an extraordinary general meeting of the shareholders and the shareholders approved the following proposals: (1) remove the monthly extension payment the Company must make into the Trust Account to extend the Combination Period and extend the Combination Period to June 17, 2024 without depositing additional funds in the Trust Account (the “Extension Payment Removal Amendment”) and (2) eliminate (i) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate an initial business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such initial business combination (the “Redemption Limitation Amendment” and, collectively with the Extension Payment Removal Amendment, the “Charter Amendment”).

In connection with the shareholders’ vote at the Meeting, 6,266,326 Class A ordinary shares of the Company exercised their right to redeem such shares (the “Second Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $68.2 million (approximately $10.88 per share) was removed from the Trust Account to pay such holders and approximately $56.3 million remained in the Trust Account. Immediately following the aforementioned redemptions, the Company had 13,795,599 ordinary shares outstanding, which includes 5,170,599 Class A ordinary shares and 8,625,000 Class B ordinary shares.

On January 16, 2024, the Company, the Sponsor, Pala, and Camel Bay, LLC (the “Purchaser”) entered into a share purchase agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, among other things: (a) the Sponsor and Pala transferred to the Purchaser an aggregate of 4,193,695 Founder Shares; (b) the Purchaser executed a joinder agreement (the “Joinder”) to become a party to that certain letter agreement, dated December 14, 2021 (“Letter Agreement”), and that certain Registration Rights Agreement, dated December 14, 2021 (“Registration Rights Agreement”), each originally entered into in connection with the IPO, among the Company, the Sponsor, Pala and certain equityholders of the Company; (c) the Sponsor, Pala and certain other holders of Founder Shares gave to Purchaser the irrevocable right to vote the Founder Shares on their behalf and to take certain other actions on their behalf (the “POA Agreements”); (d) the Sponsor, Pala and the underwriters in the IPO, entered into surrender and cancellation agreements (the “Warrant Cancellation Agreements”) whereby such parties have agreed to cancel an aggregate of 16,300,000 private placement warrants (the “Placement Warrants”) purchased by them at the time of the IPO; and (e) certain holders of promissory notes (the “Lenders”) issued by the Company to such Lenders agreed to cancel their promissory notes in an aggregate principal amount of $6,433,333 (“Debt Cancellation Agreements”).  In addition, each of the Underwriters entered into an agreement (the “Underwriter Agreements”) whereby such parties waived their entitlement to the payment of any cash fees and expenses pursuant to that certain business combination marketing agreement, dated December 14, 2021. In addition, Pala agreed to pay $125,000 cash and 50,000 founder shares to a service provider, who agreed to waive an accrued liability of approximately $2,276,000 in return.

In Connection with the Purchase, certain original officers and directors submitted their resignation of their respective offices, and new officers and directors were appointed.

Results of Operations

Our entire activity from July 29, 2021 (inception) through December 31, 2023 was in preparation for the Public Offering and, since the Public Offering, our search for a prospective Business Combination target. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2023, we had net income of $5,265,974, which consisted of a unfavorable change in fair value of warrant liabilities of $1,260,642 and interest earned on investments held in trust account of $9,953,034, offset by general and administrative expenses of $3,430,328.

For the year ended December 31, 2022, we had net income of $21,252,998, which consisted of a favorable change in fair value of warrant liabilities of $17,743,846 and interest earned on investments held in trust account of $5,075,607, offset by general and administrative expenses of $1,566,455.

Liquidity and Capital Resources

As of December 31, 2023, we had $925,758 in cash and working capital of $111,819. As of December 31, 2022, we had $299,149 in cash and working capital of $62,073.

Our liquidity needs up to the closing of the IPO on December 17, 2021 were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and a loan under an unsecured promissory note from the Sponsor of $300,000. The promissory note was fully repaid as of the closing of the IPO.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2023 and 2022, the Company had approximately $1,089,491 and $0 of borrowings under the Working Capital Loans, respectively.

On April 5, 2023, we issued an unsecured convertible promissory note in the aggregate principal amount of $1,000,000 (the “Pala Note”) to Pala Investments Limited (“Pala”) with each advance not to exceed $500,000. The Pala Note originally bore interest at a rate of ten percent (10.00%) per annum payable upon the earlier of June 16, 2023 (as may be extended in accordance with the terms of the Pala Note) and the effective date of the Company’s Business Combination. In the event that we do not consummate a Business Combination, the Pala Note will be repaid only from amounts remaining outside of our Trust Account. As of December 31, 2023, the Company had approximately $908,000 outstanding under the Pala Note. For the year ended September 30, 2023, the Company had approximately $76,000, in interest expense on the Pala Note. The Pala Note has a conversion feature that is considered an embedded derivative, but the value is de minimis. As such, the Pala Note is presented at fair value on the accompanying balance sheets. On August 8, 2023, the Company and Pala amended and restated the Pala Note (the “A&R Pala Note”) to (i) distinguish between loans made for the purposes of funding (x) the Company’s working capital requirements (the “Pala Working Capital Loans”) and (y) the Company’s trust account to extend the Company’s deadline to complete its business combination (the “Pala Trust Extension Loans”), (ii) permit interest to accrue at a rate equal to twenty percent (20.00%) per annum, compounded annually, on any and all then-outstanding Pala Working Capital Loans, (iii) clarify that no interest shall accrue on the Pala Trust Extension Loans and (iv) clarify that up to $6,900,000 of Pala Trust Extension Loans may be converted into Warrants, subject to availability.

On June 14, 2023, the Sponsor loaned the Extension Payment to the Company in order to support the Extension (the “Extension Loan”) and caused the Extension Payment to be deposited in the Company’s Trust Account for its public shareholders. In connection with the Extension Payment, the Company issued an unsecured promissory note in the aggregate principal amount of $2,000,000 (the “Sponsor Note”) to the Sponsor. The Sponsor Note originally bore interest at a rate of ten percent (10.0%) per annum. The Sponsor Note will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the Company’s liquidation. As of December 31, 2023, the Company had approximately $1,250,000 outstanding under the Sponsor Note. For the year ended December 31, 2023, the Company had approximately $76,149, in interest expense on the Sponsor Note.

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

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Calculation of diluted net income per share for the year ended December 31, 2023 does not consider the effect of the warrants underlying the Units sold in the Public Offering and the Private Placement Warrants to purchase an aggregate of 33,550,000 Class A ordinary shares subject to possible redemption in the calculation of diluted income per share because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for such periods.

Warrant Liabilities

We account for the warrants issued in connection with the Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each condensed balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statements of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal controls over financial reporting were effective as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, (i) no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; (ii) the Company did not adopt or terminate any Rule 10b5-1 trading arrangement; and (iii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Fanghan Sui	29	Chief Executive Officer and Chairman of the Board
Hao Tian	31	Director
Zixun Jin	36	Director
Wei Qian	39	Director

Fanghan Sui, CEO and Chairman

Fanghan Sui has served as our Chief Executive Officer and Chairman of the Board since March 2024.  Mr. Sui has been involved in crafting and analyzing high-performance campaigns across various digital platforms since he joined Agency Within, LLC dba WITHIN, a global digital marketing firm, in 2021.  His approach brings innovative solutions to marketing challenges, enhancing the digital presence of his clients.  Mr. Sui received a Bachelor’s degree in Communication from the University of California, Davis and a Master’s degree in TESOL from the University of Pennsylvania. The Company believes that Fanghan Sui is well qualified to serve on its board of directors due to his relationships, contacts and experience.

Hao Tian, Director

Hao Tian has served as an independent director on the Company’s Board since January 2024.  Hao Tian is a risk manager at Amazon.com, Inc. (“Amazon”) and brings professional experience in due diligence investigation, anti-money laundering, and sanctions compliance. Before joining Amazon in 2021, Mr. Tian was a lead associate at Kroll, LLC (formerly Duff & Phelps), a premier investigation and financial risk advisory firm headquartered in New York, based in its Toronto and Reston offices. He started his career with the corporate security division at the World Bank Group based in Washington D.C. Mr. Tian holds a Master’s degree from Georgetown University’s School of Foreign Service and a Bachelor’s degree in international relations and French studies from Lehigh University. The Company believes that Hao Tian is well qualified to serve on its board of directors due to his relationships, contacts and experience.

Zixun Jin, Director

Zixun Jin has served as an independent director on the Company’s Board since January 2024.  Zixun Jin  is experienced in operations management and data analysis. He has held the role of Operation Manager at European Dismantler Inc. since 2013, where his role is overseeing operations and implementing effective processes. Prior to his tenure at European Dismantler Inc., Mr. Jin worked as a Data Mining Analyst at Lehigh University, utilizing analytical skills to extract insights from complex datasets. His ability to uncover meaningful patterns and trends within the data contributed to improved decision-making and strategic planning. Mr. Jin holds a Master’s degree in Industrial and System Engineering from Lehigh University, as well as a Bachelor’s degree in Mechanical Engineering from Hefei University of Technology. The Company believes that Zixun Jin  is well qualified to serve on its board of directors due to his relationships, contacts and experience.

Wei Qian, Director

Wei Qian has served as an independent director on the Company’s Board since March 2024.  Mr. Qian has served as the Director of Capital Markets at Fusion Park, LLC, a US-based firm specializing in climate change tech investments and consulting, since March 2023. Mr. Qian’s past roles include Interim CEO of Hemp Logic Inc., a US-based CBD company to spearhead its expansion in China, from August 2020 to May 2021, Director of Investment at Xingtong Capital, an investment fund within the Shanshan Group, from July 2015 to July 2017, and Vice Director of Investment at Transfar Holding Group, an investment company within Transfar Group, from July 2017 to August 2018. Mr. Qian’s career began in 2011 and he has had experience in private equity and venture capital, focusing on TMT, healthcare, and climate tech sectors.  Mr. Qian received a bachelor’s degree from Shanghai Jiaotong University  and an MBA from St. John’s University. The Company believes Wei Qian is well qualified to serve on its board of directors due to his relationships, contacts and experience.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Memorandum and Articles of Association.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of the Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Hao Tian, Zixun Jin and Wei Qian an “independent director” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We established an audit committee of the board of directors. Hao Tian, Zixun Jin and Wei Qian serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Hao Tian, Zixun Jin and Wei Qian meet the independent director standard under the NYSE listing standards and under Rule 10A-3(b)(l) under the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Qian qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

We established a compensation committee of the board of directors. Hao Tian, Zixun Jin and Wei Qian serve as members of our compensation committee.

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

Notwithstanding the foregoing, as indicated below, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our officers, directors, initial shareholders or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Hao Tian, Zixun Jin and Wei Qian.

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

ITEM 11. EXECUTIVE COMPENSATION

None of our executive officers or directors has received any cash compensation for services rendered. Our executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our officers, directors, shareholders or our or their affiliates. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid to our executive officers, directors, shareholders or any of their respective affiliates, prior to completion of our initial business combination.

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

The following table is based on 5,170,599 Class A ordinary shares outstanding and 8,625,000 Class B ordinary shares outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned (2)	% of Class
Battery Future Sponsor LLC(3)	—	—	2,751,601	31.9%
Camel Bay, LLC(4)	—	—	4,193,695	48.6%
Polar Asset Management Partners Inc. (5)	500,000	9.70%	—	—
Periscope Capital Inc. (6)	325,000	6.30%	—	—
Mizuho Financial Group, Inc. (7)	329,668	6.38%	—	—
Fir Tree Capital Management L(8)P	350,000	6.77%	—	—
First Trust Merger Arbitrage Fund(9)	430,000	8.32%	—	—
First Trust Capital Management L.P. (9)	500,000	9.67%	—	—
First Trust Capital Solutions L.P. (9)	500,000	9.67%	—	—
FTCS Sub GP LLC(9)	500,000	9.67%	—	—
Shaolin Capital Management LLC(10)	263,000	5.09%	—	—
Radcliffe Capital Management(11)	634,751	5.55%	—	—
Fanghan Sui	—	—	—	—
Hao Tian	—	—	—	—
Zixun Jin	—	—	—	—
Wei Qian	—	—	—	—
All officers and directors as a group (four individuals)	—	—	4,193,695	48.6%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 8 The Green, #18195 Dover, Delaware 19901.

50

(2)

Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described elsewhere herein.

(3)

Battery Future Manager LLC is the manager of our sponsor. Kristopher Salinger is the sole member of Battery Future Manager LLC and has voting and investment discretion with respect to the ordinary shares held of record by Battery Future Sponsor LLC. Includes shares over which a power of attorney has been granted to Camel Bay, LLC indicated below.  Mr. Salinger disclaims any beneficial ownership of the shares held by such entity, except to the extent of his pecuniary interest therein.

(4)

Shares beneficially owned are based on the Schedule 13D filed with the SEC on January 19, 2024 by Camel Bay, LLC (“Camel Bay”) and Graham Wood, LLC (“Wood”). Represents 4,193,695 Founder Shares beneficially owned by Camel Bay.  Does not include an aggregate of 3,006,205 Founder Shares that are subject to powers of attorney granted to Camel Bay. The business address of each of Camel Bay and Wood, as reported in the Schedule 13D, is 8 The Green, Suite 15614, Dover, DE 19901.

(5)

Shares beneficially owned are based on the Schedule 13G filed with the SEC on February 9, 2024 by Polar Asset Management Partners Inc. (“Polar”), which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. Polar has sole voting and dispositive power with respect to 500,000 Class A ordinary shares. The business address of each of Polar and PMSMF, as reported in the Schedule 13G, is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(6)

Shares beneficially owned are based on the Schedule 13G filed with the SEC on February 9, 2024 by Periscope Capital Inc. (“Periscope”), which acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”) that collectively directly own 0 Ordinary Shares. Periscope has shared voting and dispositive power with respect to 325,000 Class A ordinary shares The business address of Periscope, as reported in the Schedule 13G, is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(7)

Shares beneficially owned are based on the Schedule 13G filed with the SEC on February 13, 2024 by Mizuho Financial Group, Inc. (“Mizuho”). Mizuho has sole voting and dispositive power with respect to 329,668 Class A ordinary shares The business address of Periscope, as reported in the Schedule 13G, is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(8)

Shares beneficially owned are based on the Schedule 13G filed with the SEC on February 14, 2024 by Fir Tree Capital Management LP (“Fir Tree”). Fir Tree has sole voting and dispositive power with respect to 350,000 Class A ordinary shares The business address of Periscope, as reported in the Schedule 13G, is 500 5th Avenue, 9th Floor, New York, New York 10110.

(9)

Shares beneficially owned are based on the Schedule 13G filed with the SEC on February 28, 2024 jointly by First Trust Merger Arbitrage Fund (“First Trust”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). VARBX is a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940. FTCM is an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX, (ii) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act of 1940 and (iii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). FTCS is a Delaware limited partnership and control person of FTCM. Sub GP is a Delaware limited liability company and control person of FTCM.

(10)

Shares beneficially owned are based on the Schedule 13G/A filed with the SEC on February 13, 2024 by Shaolin Capital Management LLC (“Shaolin”), which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd., a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC being managed accounts advised by Shaolin. The business address of Shaolin, as reported in the Schedule 13G, is 230 NW 24th Street, Suite 603, Miami, Florida 33127.

(11)

Shares beneficially owned are based on the Schedule 13G filed with the SEC on June 13, 2023 by Radcliffe Capital Management, L.P. (“Radcliffe”). Radcliffe has shared voting and dispositive power with respect to 634,751 Class A ordinary shares with the following entities and individuals: RGC Management Company LLC; Steven B. Katznelson; Christopher Hinkel; Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC. The business address of Radcliffe, as reported in the Schedule 13G, is 50 Monument Road, Suite 300 Bala Cynwyd, PA 19004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 4, 2021, the sponsor purchased an aggregate of 7,187,500 Founder Shares for a purchase price of $25,000, or approximately $0.003 per share. On November 21, 2021, the sponsor surrendered 2,966,667 Founder Shares for cancellation for nominal consideration. On December 14, 2021, we effected a share capitalization with respect to our Class B ordinary shares of 1,353,056, resulting in the sponsor holding 5,573,889 Founder Shares. Roth purchased 300,000 Founder Shares in a private placement that closed simultaneously with the closing of the Public Offering. Additionally, Pala purchased 2,751,111 Founder Shares in a private placement that closed simultaneously with the closing of the Public Offering.

In connection with the Public Offering, the sponsor, Pala, Cantor and Roth purchased an aggregate of 16,300,000 Private Placement Warrants for $1.00 per warrant for aggregate consideration of $16,300,000

No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our officers, directors, shareholders and their affiliates may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

On January 16, 2024, the Company, sponsor, Pala and the Purchaser entered into the Purchase Agreement.  Pursuant to the Purchase Agreement, among other things: (a) the Sponsor and Pala transferred to the Purchaser an aggregate of 4,193,695 Founder Shares; (b) the Sponsor, Pala and certain other holders of Founder Shares gave to Purchaser the irrevocable right to vote the Founder Shares on their behalf and to take certain other actions on their behalf; and (c) the Sponsor, Pala, Cantor and Roth entered into surrender and cancellation agreements whereby such parties agreed to cancel the 16,300,000 Private Placement Warrants.  In addition, each of the Underwriters entered into an agreement whereby such parties waived their entitlement to the payment of any cash fees and expenses pursuant to that certain business combination marketing agreement, dated December 14, 2021.

The holders of Founder Shares will be entitled to registration rights pursuant to a registration rights agreement signed on December 14, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion the Company’s initial business combination. In addition, they may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acted as our independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022. The following is a summary of fees paid to Withum for services rendered during such time periods.

Audit Fees. For the years ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were $43,160 and $123,385, respectively, for the services Withum performed in connection with the audit and review of our financial statements included in our periodic reports filed with the SEC.

Audit-Related Fees. For the years ended December 31, 2023 and 2022, Withum did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the years ended December 31, 2023 and 2022, Withum did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the years ended December 31, 2023 and 2022, there were no fees billed for products and services provided by Withum other than those set forth above.

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

3.1

Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on January 18, 2024).

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

53

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

10.6

Share Purchase Agreement by and among Battery Future Acquisition Corp., Battery Future Sponsor LLC, Pala Investments Limited and Camel Bay, LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on January 18, 2024).

10.7	Joinder Agreement (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on January 18, 2024).

10.8	Form of Power of Attorney Agreements (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on January 18, 2024).

10.9

Form of Warrant Cancellation Agreements (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on January 18, 2024).

10.10	Form of Debt Agreements (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on January 18, 2024).

10.11

Fee Reduction Agreement between Battery Future Acquisition Corp., Battery Future Sponsor LLC and Cantor Fitzgerald & Co. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on January 18, 2024).

10.12

Letter Agreement between Battery Future Acquisition Corp., Battery Future Sponsor LLC and Roth Capital Partners, LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on January 18, 2024).

54

14.1

Code of Business Conduct and Ethics (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-261373), filed with the SEC on December 8, 2021).

16.1

Letter, dated February 27, 2024, from WithumSmith+Brown, PC addressed to the Securities and Exchange Commission (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41158), filed with the SEC on February 27, 2024).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

23.1	Consent of WithumSmith+Brown, PC

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

ITEM 16. FORM 10-K SUMMARY

None.

55

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2024

BATTERY FUTURE ACQUISITION CORP.

By:	/s/ Fanghan Sui
Name: Fanghan Sui Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Fanghan Sui	Chief Executive Officer	March 29, 2024
Fanghan Sui	(Principal Executive Officer and Principal Financial and Accounting Officer) and Director

/s/ Hao Tian	Director	March 29, 2024
Hao Tian

/s/ Zixun Jin	Director	March 29, 2024
Zixun Jin

/s/ Wei Qian	Director	March 29, 2024
Wei Qian

56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,

Battery Future Acquisition Corp.

Cayman Islands

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheet of Battery Future Acquisition Corp. (the “Company”) as of December 31, 2023, and the related statement of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

 /s/ Bush & Associates CPA LLC

Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

March 26, 2024

PCAOB ID Number 6797

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

New York, New York March 29, 2023 PCAOB ID Number 100

BATTERY FUTURE ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$111,819	$299,149
Prepaid expenses	-	389,583
Total current assets	111,819	688,732
Prepaid expenses - non-current portion	-	-
Cash held in Trust Account	56,708,101	356,976,495
Total assets	$56,819,920	$357,665,227

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$2,368,029	$614,839
Due to related party	2,358,135	11,820
Total current liabilities	4,726,164	626,659

Warrant liability	3,479,807	2,219,165
Total liabilities	8,205,971	2,845,824

Commitments
Class A ordinary share subject to possible redemption	56,707,840	356,975,607

Shareholders’ Equity:
Preference shares, $0.0001 par value; 34,500,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	-	-
Accumulated deficit	(8,094,754)	(2,157,067)
Total shareholders’ equity	(8,093,891)	(2,156,204)
Total Liabilities and Shareholders’ Equity	$56,819,920	$357,665,227

BATTERY FUTURE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year endedDecember 31, 2023	For the year endedDecember 31, 2022
Formation and operating costs	$3,430,328	$1,566,455
Loss from operations	(3,430,328)	(1,566,455)

Other income/(expense)
Change in fair value of warrants	(1,260,642)	17,743,846
(Loss) on promissory note - related party	(76,149)
Debt forgiveness	80,059	-
Interest income – trust account	9,953,034	5,075,607
Total other income/(expense)	8,696,302	22,819,453

Net income	$5,265,974	$21,252,998

Weighted average shares outstanding of Class A redeemable ordinary shares	20,693,851	34,500,000
Basic and diluted net income per share, Class A	$0.18	$0.49
Weighted average shares outstanding of Class B non-redeemable ordinary shares	8,625,000	8,625,000
Basic and diluted net income per share, Class B	$0.18	$0.49

BATTERY FUTURE ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Preferrence Share		Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	-	-	-	-	8,625,000	863	-	(18,334,458)	(18,333,595)
Accretion for shares subject to redemption								(5,075,607)	(5,075,607)
Net Income								21,252,998	21,252,998
Balance as of December 31, 2022	-	-	-	-	8,625,000	863	-	(2,157,067)	(2,156,204)
Accretion for shares subject to redemption								3,628,263	3,628,263
Net Income								5,265,974	5,265,974
Balance as of December 31, 2023	-	-	-	-	8,625,000	863	-	(8,094,754)	(8,093,891)

BATTERY FUTURE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash flows from operating activities:
Net income	$5,265,974	$21,252,998
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(9,953,034)	(5,075,607)
Interest on working capital loan - related party	27,180
Changes in fair value of warrant liability	1,260,642	(17,743,846)
Prepaid assets	389,583	48,402
Prepaid Assets non-current assets	-	414,521
Accounts payable	1,753,190	476,923
Net cash used in operating activities	(1,256,465)	(626,609)

Cash flows from investing activities:
Cash withdrawn for redemptions	311,471,428
Investment of cash in Trust Account	(1,250,000)
Net cash provided by investing activities	310,221,428	-

Cash flows from financing activities:
Proceeds from promissory note	2,319,135
Redemption of common stock	(311,471,428)
Net cash used in financing activities	(309,152,293)	-

Net change in cash	(187,330)	(626,609)
Cash, beginning of the period	299,149	925,758
Cash, end of period	$111,819	$299,149

Non-cash investing and financing transactions:
Change in value of Class A ordinary shares subject to possible redemption	$11,203,661	$-

BATTERY FUTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from July 29, 2021 (inception) through December 31, 2023, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below, and since the Public Offering, the Company’s search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company initial have until June 17, 2023 (or up to 24 months from the closing of the Public Offering until if the Company extends the period of time to consummate a Business Combination by depositing into the Trust Account, for each one-month extension, the lesser of $0.03 per outstanding share and $250,000) to consummate the initial Business Combination. If the Company is unable to complete the initial Business Combination by the date by which it has to complete a Business Combination (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

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

In connection with the shareholders’ vote at the extraordinary general meeting, holders of 23,063,075 Class A ordinary shares of the Company exercised their right to redeem such shares (the “First Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $243.2 million (approximately $10.55 per share) was removed from the Trust Account to pay such holders and approximately $120.9 million remained in the Trust Account. As a result of the Redemption, the Company had 20,061,925 ordinary shares outstanding immediately following the redemption, which include 11,436,925 Class A ordinary shares and 8,625,000 Class B ordinary shares.

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

On each of August 15, 2023, September 15, 2023 and October 12, 2023, an extension payment of $250,000 for an aggregate amount of $750,000 was deposited by Pala into the Trust Account of the Company for the Company’s public shareholders, representing $0.024 per public share, which enabled the Company to extend the period of time it has to consummate its Business Combination by one month for each Extension to September 17, 2023, October 17, 2023 and November 17, 2023, respectively. The Extensions constitute the third, fourth and fifth of up to twelve one-month extensions permitted under the Company’s governing documents and provide the Company with additional time to complete its Business Combination.

On November 14, 2023, the Company held an extraordinary general meeting of the shareholders and the shareholders approved the following proposals: (1) remove the monthly extension payment the Company must make into the Trust Account to extend the Combination Period and extend the Combination Period to June 17, 2024 without depositing additional funds in the Trust Account (the “Extension Payment Removal Amendment”) and (2) eliminate (i) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate an initial business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such initial business combination (the “Redemption Limitation Amendment” and, collectively with the Extension Payment Removal Amendment, the “Charter Amendment”).

In connection with the shareholders’ vote at the Meeting, 6,266,326 Class A ordinary shares of the Company exercised their right to redeem such shares (the “Second Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $68.2 million (approximately $10.88 per share) was removed from the Trust Account to pay such holders and approximately $56.3 million remained in the Trust Account. Immediately following the aforementioned redemptions, the Company had 13,795,599 ordinary shares outstanding, which includes 5,170,599 Class A ordinary shares and 8,625,000 Class B ordinary shares.

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

Liquidity and Capital Resources

As of December 31, 2023, the Company had $123,724 in cash and a working capital deficit of $4,614,345.

The Company’s liquidity needs up to the closing of the IPO on December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The promissory note was fully repaid as of the closing of the IPO.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2023 and December 31, 2022, the Company had approximately $1,089,000 and $0 of borrowings under the Working Capital Loans, respectively.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $111,819 and $299,149 in cash and no cash equivalents as of December 31, 2023 and December 31, 2022, respectively.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and December 31, 2022, 5,170,689 and 34,500,000 Class A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of December 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(13,631,224)
Class A ordinary shares issuance cost	(7,285,997)
Add:
Accretion of carrying value of redemption value	32,892,828
Class A ordinary shares subject to redemption, December 31, 2022	356,975,607
Add:
Accretion of carrying value to redemption value	11,203,661
Less:
Redemptions	(311,471,428)
Class A ordinary shares subject to redemption, December 31, 2023	$56,707,840

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. As of December 31, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per Class B ordinary share is the same as basic income per Class B ordinary share for the periods presented.

	For the year Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,716,834	$1,549,140	$17,002,398	$4,250,600
Denominator
Weighted-average shares outstanding	20,693,862	8,625,000	34,500,000	8,625,000
Basic and diluted net income per share	$0.18	$0.18	$0.49	$0.49

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Promissory Note – Related Party

On August 3, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of March 31, 2022 or the closing of the Public Offering. The loan was repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account. As of December 31, 2023 and December 31, 2022, the Company had no borrowings under the promissory note and the promissory note is no longer available to the Company.

On April 5, 2023, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $1,000,000 (the “Pala Note”) to Pala with each advance not to exceed $500,000. The Pala Note originally bore interest at a rate of ten percent (10.00%) per annum payable upon the earlier of June 16, 2023 (as may be extended in accordance with the terms of the Pala Note) and the effective date of the Company’s Business Combination. In the event that the Company does not consummate a Business Combination, the Pala Note will be repaid only from amounts remaining outside of the Company’s Trust Account. As of December 31, 2023, the Company had approximately $508,000 outstanding under the Pala Note. For the three and nine months ended December 31, 2023, the Company had approximately $15,000 and $27,000, respectively, in interest expense on the Pala Working Capital Note. The Pala Note has a conversion feature that is considered an embedded derivative, but the value is de minimis. As such, the Pala Note is presented at fair value on the accompanying condensed balance sheets. On August 8, 2023, the Company and Pala amended and restated the Pala Note (the “A&R Pala Note”) to (i) distinguish between loans made for the purposes of funding (x) the Company’s working capital requirements (the “Pala Working Capital Loans”) and (y) the Company’s Trust Account to extend the Company’s deadline to complete its business combination (the “Pala Trust Extension Loans”), (ii) permit interest to accrue at a rate equal to twenty percent (20.00%) per annum, compounded annually, on any and all then-outstanding Pala Working Capital Loans, (iii) clarify that no interest shall accrue on the Pala Trust Extension Loans and (iv) clarify that up to $6,900,000 of Pala Trust Extension Loans may be converted into Warrants, subject to availability.

On June 14, 2023, the Sponsor loaned the Extension Payment to the Company in order to support the Extension (the “Extension Loan”) and caused the Extension Payment to be deposited in the Company’s Trust Account for its public shareholders. In connection with the Extension Payment, the Company issued an unsecured promissory note in the aggregate principal amount of $2,000,000 (the “Sponsor Note”) to the Sponsor. The Sponsor Note originally bore interest at a rate of ten percent (10.0%) per annum. The Sponsor Note will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the Company’s liquidation. As of December 31, 2023, the Company had approximately $1,250,000 outstanding under the Sponsor Note.

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

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and December 31, 2022, the Company had approximately $1,089,000 and $0 of borrowings under the Working Capital Loans, respectively.

Office Space, Secretarial and Administrative Services

Commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of up to $15,000 per month for office space, secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. For the year ended December 31, 2023, and 2022, the Company incurred $0, in fees for these services. As of December 31, 2023 and December 31, 2022, the Company has unpaid accrued $11,820 for the administrative support services in due to related party.

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

Business Combination Marketing Agreement

The Company engaged Cantor and Roth as advisors in connection with the Business Combination to assist in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay Cantor and Roth a cash fee for such services upon the consummation of the Business Combination in an amount equal to 5.0% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable), which will only be paid upon the completion of the Company’s Business Combination. As of December 31, 2023 and December 31, 2022, neither Cantor nor Roth has provided any services under this agreement.

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

At December 31, 2023, assets held in the Trust Account were comprised of $56,708,101 in an interest-bearing demand deposit account at a bank. Through December 31, 2023, the Company withdrew $311,471,428 from the Trust Account in connection with the Redemption.

At December 31, 2022, assets held in the Trust Account were comprised of $356,976,495 in money market funds which are invested primarily in U.S. Treasury securities. Through December 31, 2022, the Company did not withdraw any interest income from the Trust Account.

The following tables present fair value information as of December 31, 2023 and December 31, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

December 31, 2023	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$1,725,000	$-	$-
Private Warrants	-	-	1,754,807
Total Liabilities	$1,725,000	$-	$1,754,807

December 31, 2022	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$356,976,495	$-	$-
Total Assets	$356,976,495	$-	$-

Liabilities
Public Warrants	$1,093,650	$-	$-
Private Warrants	-	-	1,125,515
Total Liabilities	$1,093,650	$-	$1,125,515

At December 31, 2023 and December 31, 2022, the Company used a Monte Carlo model to value the private warrants. The estimated fair value of the public and private warrant liability is determined using Level 3 inputs. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield.

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2023	December 31, 2022

Share price	$10.85	$10.27
Strike price	$11.50	$11.50
Term (in years)	1.48	5.41
Volatility	0.7%	7.8%
Risk-free rate	4.52%	4.74%
Dividend yield	0	0

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$1,125,515	$-	$1,125,515
Change in fair value	629,292	-	629,292
Fair value as of December 31, 2023	$1,754,807	$-	$1,754,807

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2023.

NOTE 9 – SHAREHOLDERS’ DEFICIT

Preference shares – The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares – The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and December 31, 2022, there were 5,170,689 and 34,500,000 Class A ordinary shares, respectively, issued or outstanding, of which 5,170,689 and 34,500,000 Class A ordinary shares, respectively, were subject to possible redemption.

Class B ordinary shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2023 and December 31, 2022, there were 8,625,000 Class B ordinary shares issued and outstanding. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,625,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. On December 17, 2021, the underwriters exercised their full over-allotment option, meaning no Founder Shares were subject to forfeiture on December 31, 2023 and December 31, 2022.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 16, 2024, the Company, the Sponsor, Pala, and Camel Bay, LLC (the “Purchaser”) entered into a share purchase agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, among other things: (a) the Sponsor and Pala transferred to the Purchaser an aggregate of 4,193,695 Founder Shares; (b) the Purchaser executed a joinder agreement (the “Joinder”) to become a party to that certain letter agreement, dated December 14, 2021 (“Letter Agreement”), and that certain Registration Rights Agreement, dated December 14, 2021 (“Registration Rights Agreement”), each originally entered into in connection with the IPO, among the Company, the Sponsor, Pala and certain equity holders of the Company; (c) the Sponsor, Pala and certain other holders of Founder Shares gave to Purchaser the irrevocable right to vote the Founder Shares on their behalf and to take certain other actions on their behalf (the “POA Agreements”); (d) the Sponsor, Pala and the underwriters in the IPO, entered into surrender and cancellation agreements (the “Warrant Cancellation Agreements”) whereby such parties have agreed to cancel an aggregate of 16,300,000 private placement warrants (the “Placement Warrants”) purchased by them at the time of the IPO; and (e) certain holders of promissory notes (the “Lenders”) issued by the Company to such Lenders agreed to cancel their promissory notes in an aggregate principal amount of $6,433,333 (“Debt Cancellation Agreements”).  In addition, each of the Underwriters entered into an agreement (the “Underwriter Agreements”) whereby such parties waived their entitlement to the payment of any cash fees and expenses pursuant to that certain business combination marketing agreement, dated December 14, 2021. In addition, Pala agreed to pay $125,000 cash and 50,000 founder shares to a service provider, who agreed to waive an accrued liability of approximately $2,276,000 in return.

