Form 10-Q
period 2024-03-31
Battery Future Acquisition Corp.
filed 2024-05-15
CIK 1880441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-41158

Battery Future Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1618517
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

8 The Green, #18195, Dover, DE	19901
(Address of principal executive offices)	(Zip code)

(929) 465-9707

(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	BFAC.U	New York Stock Exchange
Class A Ordinary Shares, par value $0.0001 per share	BFAC	New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	BFAC.WS	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 15, 2024, the Registrant had 5,170,599 Class A ordinary shares, $0.0001 par value per share, and 8,625,000 Class B ordinary shares, $0.0001 par value per share, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

BATTERY FUTURE ACQUISITION CORP.
BALANCE SHEETS

	March 31,	December 31,
	2024	2023
Assets	(unaudited)
Cash and cash equivalents	$32,949	$111,819
Total current assets	32,949	111,819
Cash held in Trust Account	57,377,271	56,708,101
Total assets	$57,410,220	$56,819,920

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$69,841	$2,368,029
Due to related party	-	2,358,135
Total current liabilities	69,841	4,726,164

Warrant liability	605,475	3,479,807
Total liabilities	675,316	8,205,971

Commitments
Class A ordinary share subject to possible redemption	57,377,011	56,707,840

Shareholders’ Equity:
Preference shares, $0.0001 par value; 34,500,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	3,998,783	-
Accumulated deficit	(4,641,753)	(8,094,754)
Total shareholders’ equity	(642,107)	(8,093,891)
Total Liabilities and Shareholders’ Equity	$57,410,220	$56,819,920

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2024 (unaudited)	Three Months Ended March 31, 2023 (unaudited)
General and administrative expenses	$88,584	$420,692

Loss from operations	(88,584)	(420,692)
Other income:
Interest earned on investment held in Trust Account	669,171	3,787,699
(Loss) on promissory note - related party	(7,306)	-
Debt forgiveness	1,606,901	-
Change in fair value of warrant liabilities	1,272,819	(1,190,238)

Total other income, net	3,541,585	2,597,461
Net income	$3,453,001	$2,176,769

Weighted average shares outstanding of Class A redeemable ordinary shares	5,170,599	34,500,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.25	$0.05

Weighted average shares outstanding of Class B non-redeemable ordinary shares	8,625,000	8,625,000

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.25	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Class B		Additional		Total
	Ordinary Shares		Paid-in-	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	8,625,000	$863	$-	$(8,094,754)	$(8,093,891)
Forgivness of due to related parties			3,066,441		3,066,441
Cancellation of private warrants			1,601,513		1,601,513
Net income	-	-	-	3,453,001	3,453,001
Accretion for shares subject to possible redemption	-	-	(669,171)		(669,171)

Balance — March 31, 2024 (unaudited)	8,625,000	$863	$3,998,783	$(4,641,753)	$(642,107)

	Class B		Additional		Total
	Ordinary Shares		Paid-in-	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	8,625,000	$863	$-	$(2,157,067)	$(2,156,204)
Net income	-	-	-	2,176,769	2,176,769
Accretion for shares subject to possible redemption	-	-	-	(3,787,699)	(3,787,699)

Balance — March 31, 2023 (unaudited)	8,625,000	$863	$-	$(3,767,997)	$(3,767,134)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2024 (unaudited)	Three Months Ended March 31, 2023 (unaudited)
Cash Flows from Operating Activities:
Net income	$3,453,000	$2,176,769
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(669,170)	(3,787,699)
Interest on working capital loan - related party	7,306	-
Debt forgiveness	(1,606,901)	-
Change in fair value of warrant liabilities	(1,272,819)	1,190,238
Changes in operating assets and liabilities:
Prepaid expenses	-	42,500
Accounts payable	(22,286)	167,506
Net cash used in operating activities	(110,870)	(210,686)

Cash flows from financing activities:
Proceeds from promissory note	32,000	-
Net cash used in financing activities	32,000	-

Net Change in Cash	(78,870)	(210,686)
Cash – Beginning	111,819	299,149
Cash – Ending	$32,949	88,463

Non-cash investing and financing transactions:
Cancellation of private warrants	$1,601,513	-
Change in value of Class A ordinary shares subject to possible redemption	$669,171	-
Forgivness of due to related parties	$3,066,441	-
Operting expense liability assumed by related party	$669,000	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from July 29, 2021 (inception) through March 31, 2024, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below, and since the Public Offering, the Company’s search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s original sponsor is Battery Future Sponsor LLC, a Delaware limited liability company (the “Original Sponsor”).

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

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 16,300,000 warrants (the “Private Placement Warrants”) and 3,051,111 Class B ordinary shares, par value $0.0001 per share, of the Company (the “Founder Shares”) to the Original Sponsor, Pala Investments Limited (“Pala”), Cantor Fitzgerald & Co. (“Cantor”) and Roth Capital Partners, LLC (“Roth”), generating gross proceeds to the Company of $16,300,000 (the “Private Placement”). In the Private Placement, the Original Sponsor purchased an aggregate of 9,445,000 Private Placement Warrants, Pala purchased an aggregate of 3,095,000 Private Placement Warrants and 2,751,111 Founder Shares, Cantor purchased an aggregate of 2,760,000 Private Placement Warrants and Roth purchased an aggregate of 1,000,000 Private Placement Warrants and 300,000 Founder Shares.

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

The Company initially had until June 17, 2023 (or up to 24 months from the closing of the Public Offering until if the Company extends the period of time to consummate a Business Combination by depositing into the Trust Account, for each one-month extension, the lesser of $0.03 per outstanding share and $250,000) to consummate the initial Business Combination. If the Company is unable to complete the initial Business Combination by the date by which it has to complete a Business Combination (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

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

The Company’s Original Sponsor, officers and directors, Pala and Roth have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with a shareholder vote to approve an amendment to the Articles to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or any extended period of time that the Company may have to consummate an initial Business Combination as a result of an amendment to the Articles (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).

On January 16, 2024, the Company, the Original Sponsor, Pala, and Camel Bay, LLC (the “New Sponsor”) entered into a share purchase agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, among other things: (a) the Original Sponsor and Pala transferred to the Purchaser an aggregate of 4,193,695 Class B Ordinary Shares of the Company to the New Sponsor; (b) the New Sponsor executed a joinder agreement (the “Joinder”) to become a party to that certain letter agreement, dated December 14, 2021 (“Letter Agreement”), and that certain Registration Rights Agreement, dated December 14, 2021 (“Registration Rights Agreement”), each originally entered into in connection with the Company’s initial public offering, among the Company, the Original Sponsor, Pala and certain equity holders of the Company; (c) the Original Sponsor, Pala and certain other holders of Founder Shares gave to New Sponsor the irrevocable right to vote the Founder Shares on their behalf and to take certain other actions on their behalf (the “POA Agreements”); (d) the Original Sponsor, Pala and Cantor and Roth, the underwriters in the IPO, entered into surrender and cancellation agreements (the “Warrant Cancellation Agreements”) whereby such parties have agreed to cancel an aggregate of 16,300,000 Private Warrants purchased by them at the time of the IPO; and (e) certain holders of promissory notes (the “Lenders”) issued by the Company to such Lenders agreed to cancel their promissory notes in an aggregate principal amount of $6,433,333 (“Debt Cancellation Agreements”) and forgave all drawdowns and accrued interests for an aggregate amount of $2,397,441.  In addition, each of the Underwriters entered into an agreement (the “Underwriter Agreements”) whereby such parties waived their entitlement to the payment of any cash fees and expenses pursuant to that certain business combination marketing agreement, dated December 14, 2021.

The Old Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Old Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Old Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Old Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Old Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of March 31, 2024, the Company had $32,949 in cash and a working capital deficit of $36,892.

The Company’s liquidity needs up to the closing of the IPO on December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The promissory note was fully repaid as of the closing of the IPO.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2024 and December 31, 2023, the Company had approximately $0 and $1,089,000 of borrowings under the Working Capital Loans, respectively.

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

Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the Company’s unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected through December 31, 2024 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form10-K for the year ended December 31, 2023 as filed with the SEC on March 29, 2023, which contains the audited financial statements and notes thereto.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $32,949 and $111,819 in cash and no cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Cash and Investments Held in Trust Account

Prior to May 18, 2023, substantially all of the assets held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, As of March 31, 2024 and December 31, 2023, 5,170,599 and 5,170,599 Class A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of March 31, 2024 and December 31, 2023, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(13,631,224)
Class A ordinary shares issuance cost	(7,285,997)
Add:
Accretion of carrying value of redemption value	32,892,828
Class A ordinary shares subject to redemption, December 31, 2022	356,975,607
Add:
Accretion of carrying value to redemption value	11,203,661
Less:
Redemptions	(311,471,428)
Class A ordinary shares subject to redemption, December 31, 2023	$56,707,840
Add:
Accretion of carrying value to redemption value	669,171
Class A ordinary shares subject to redemption, March 31, 2024	$57,377,011

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. As of March 31, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per Class B ordinary share is the same as basic income per Class B ordinary share for the periods presented.

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,294,187	$2,158,814	$1,741,415	$435,354
Denominator
Weighted-average shares outstanding	5,170,599	8,625,000	34,500,000	8,625,000

Basic and diluted net income per share	$0.25	$0.25	$0.05	$0.05

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

16

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

NOTE 4 – PRIVATE PLACEMENT WARRANTS

Simultaneously with the consummation of the IPO, the Company consummated the Private Placement of 16,300,000 Private Placement Warrants and 3,051,111 Class B ordinary shares, par value $0.0001 per share, of the Company to the Original Sponsor, Pala, Cantor and Roth, generating gross proceeds to the Company of $16,300,000. In the Private Placement, the Original Sponsor purchased an aggregate of 9,445,000 Private Placement Warrants, Pala purchased an aggregate of 3,095,000 Private Placement Warrants and 2,751,111 Founder Shares, Cantor purchased an aggregate of 2,760,000 Private Placement Warrants and Roth purchased an aggregate of 1,000,000 Private Placement Warrants and 300,000 Founder Shares. If the Private Placement Warrants are held by holders other than their initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the Public Offering.

On January 16, 2024, the Original Sponsor, Pala, Cantor, and Roth entered into surrender and cancellation agreements (the “Warrant Cancellation Agreements”) whereby such parties have agreed to cancel an aggregate of 16,300,000 Private Placement Warrants.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On August 4, 2021, the Original Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Founder Shares, par value $0.0001.

On November 21, 2021, the Original Sponsor surrendered 2,966,667 Founder Shares for cancellation for nominal consideration. Roth committed to purchase 300,000 Founder Shares and 1,000,000 Private Placement Warrants in a private placement that closed simultaneously with the closing of the Public Offering. Additionally, Pala purchased 2,751,111 shares and 3,095,000 Private Placement Warrants in a private placement that closed simultaneously with the closing of the Public Offering.

On December 14, 2021, the Company issued 1,353,056 Founder Shares by way of a share capitalization which resulted in an aggregate of 8,540,556 Founder Shares outstanding. This total is comprised of 5,573,889 Founder Shares owned by the Original Sponsor, 2,666,667 owned by Pala and 300,000 owned by Roth. All shares and related amounts have been retroactively restated.

On December 16, 2021, the Company and Pala entered into a securities purchase agreement, pursuant to which the Company agreed to issue and sell 84,444 Founder Shares and 95,000 Private Placement Warrants to Pala for an aggregate purchase price of $190,000. This resulted in outstanding Founder Shares of 8,625,000 (5,573,889 owned by the Original Sponsor, 2,751,111 owned by Pala and 300,000 owned by Roth), of which 1,625,000 were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option. On December 17, 2021, the underwriters fully exercised this option leaving no Founder Shares subject to forfeiture.

On October 23, 2023, October 30, 2023 and November 6, 2023, the Company and the Original Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third parties (collectively, the “Investors”) in exchange for such Investors agreeing (i) to not redeem an aggregate of 5,000,500 Class A ordinary shares of the Company sold in its IPO (the “Non-Redeemed Shares”) in connection with the Meeting (as defined below) and (ii) to vote in favor of the Proposals (as defined below) at the Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitment to not redeem such shares, the Original Sponsor has agreed to transfer to the Investors up to an aggregate of 1,000,100 Founder Shares held by the Original Sponsor contemporaneously with the closing of the Company’s Business Combination, provided that the Investors do not exercise their redemption rights with respect to the Non-Redeemed Shares in connection with the Meeting and the Proposals are approved.

On January 16, 2024, the Company, the Original Sponsor, Pala, and the New Sponsor entered into a share purchase agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, among other things: (a) the Original Sponsor and Pala transferred to the New Sponsor an aggregate of 4,193,695 Class B Ordinary Shares of the Company; (b) the New Sponsor executed a joinder agreement (the “Joinder”) to become a party to that certain letter agreement, dated December 14, 2021 (“Letter Agreement”), and that certain Registration Rights Agreement, dated December 14, 2021 (“Registration Rights Agreement”), each originally entered into in connection with the Company’s IPO, among the Company, the Original Sponsor, Pala and certain equity holders of the Company; (c) the Original Sponsor, Pala and certain other holders of Founder Shares gave to New Sponsor the irrevocable right to vote the Founder Shares on their behalf and to take certain other actions on their behalf (the “POA Agreements”);

Promissory Note – Related Party

On August 3, 2021, the Original Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of March 31, 2022 or the closing of the Public Offering. The loan was repaid upon the closing of the Public Offering out of the offering proceeds not held in the Trust Account.

On April 5, 2023, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $1,000,000 (the “Pala Note”) to Pala with each advance not to exceed $500,000. The Pala Note originally bore interest at a rate of ten percent (10.00%) per annum payable upon the earlier of June 16, 2023 (as may be extended in accordance with the terms of the Pala Note) and the effective date of the Company’s Business Combination. In the event that the Company does not consummate a Business Combination, the Pala Note will be repaid only from amounts remaining outside of the Company’s Trust Account. As of March 31, 2024 and December 31, 2023, the Company had approximately 0 and $908,000 outstanding under the Pala Note, respectively. For the three months ended March 31, 2024 and 2023, the Company had approximately $7,000 and $0, respectively, in interest expense on the Pala Working Capital Note. The Pala Note has a conversion feature that is considered an embedded derivative, but the value is de minimis. As such, the Pala Note is presented at fair value on the accompanying condensed balance sheets. On August 8, 2023, the Company and Pala amended and restated the Pala Note (the “A&R Pala Note”) to (i) distinguish between loans made for the purposes of funding (x) the Company’s working capital requirements (the “Pala Working Capital Loans”) and (y) the Company’s Trust Account to extend the Company’s deadline to complete its business combination (the “Pala Trust Extension Loans”), (ii) permit interest to accrue at a rate equal to twenty percent (20.00%) per annum, compounded annually, on any and all then-outstanding Pala Working Capital Loans, (iii) clarify that no interest shall accrue on the Pala Trust Extension Loans and (iv) clarify that up to $6,900,000 of Pala Trust Extension Loans may be converted into Warrants, subject to availability.

On June 14, 2023, the Original Sponsor loaned the Extension Payment to the Company in order to support the Extension (the “Extension Loan”) and caused the Extension Payment to be deposited in the Company’s Trust Account for its public shareholders. In connection with the Extension Payment, the Company issued an unsecured promissory note in the aggregate principal amount of $2,000,000 (the “Sponsor Note”) to the Original Sponsor. The Original Sponsor Note originally bore interest at a rate of ten percent (10.0%) per annum. The Sponsor Note will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the Company’s liquidation. As of March 31, 2024 and December 31, 2023, the Company had approximately $0 and $1,250,000 outstanding under the Sponsor Note.

On July 31, 2023, the Company and the Original Sponsor amended and restated the Sponsor Note (the “A&R Sponsor Note”) to (i) increase the aggregate principal amount available to be borrowed to up to $5,000,000, (ii) distinguish between loans made for the purposes of funding (x) the Company’s working capital requirements (the “Sponsor Working Capital Loans”) and (y) the Company’s Trust Account to extend the Company’s deadline to complete its Business Combination (the “Sponsor Trust Extension Loans”), and (iii) clarify that up to $1,500,000 of Original Sponsor Working Capital Loans and up to $6,900,000 of Original Sponsor Trust Extension Loans may be converted into Warrants, subject to availability (see Note 10).

On August 8, 2023, the Company and the Original Sponsor amended and restated the A&R Sponsor Note (the “Second A&R Sponsor Note”) to (i) permit interest to accrue at a rate equal to twenty percent (20.00%) per annum, compounded annually, on any and all then-outstanding Sponsor Working Capital Loans and (ii) clarify that no interest shall accrue on the Sponsor Trust Extension Loans (see Note 10).

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

On January 16, 2024, certain holders of promissory notes agreed to cancel their promissory notes in an aggregate principal amount of $6,433,333 and forgave all drawdowns and accrued interests for an aggregate amount of $2,397,441.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Original Sponsor or an affiliate of the Original Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, the Company had approximately $0 borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Original Sponsor a total of up to $15,000 per month for office space, secretarial and administrative support and to reimburse the Original Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. For the three months ended March 31, 2024, and 2023, the Company incurred $0, in fees for these services. As of March 31, 2024 and December 31, 2023, the Company accrued $0 and $11,820 for the administrative support services.

Service Provider Agreements

From time to time, the Company has entered into and may enter into agreements with various service providers and advisors, including investment banks, to help the Company identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in cash or by issuing ordinary shares in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares and (ii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement signed in connection with the Public Offering. Pursuant to the registration rights agreement, the underwriters’ exercise of their over-allotment option in full and $1,500,000 of Working Capital Loans (which amount includes the committed sponsor loans) are converted into Private Placement Warrants, the Company will be obligated to register up to 26,425,000 Class A ordinary shares and 17,800,000 warrants. The number of Class A ordinary shares includes (i) 8,625,000 Class A ordinary shares to be issued upon conversion of the Founder Shares and (ii) 1,500,000 Class A ordinary shares underlying the Private Placement Warrants that may be issued upon conversion of Working Capital Loans. The number of warrants includes 1,500,000 Private Placement Warrants issued upon conversion of Working Capital Loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Marketing Agreement

The Company engaged Cantor and Roth as advisors in connection with the Business Combination to assist in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay Cantor and Roth a cash fee for such services upon the consummation of the Business Combination in an amount equal to 5.0% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable), which will only be paid upon the completion of the Company’s Business Combination. On January 16, 2024, the Company entered into an agreement with each of the advisors whereby such parties waived their entitlement to the payment of cash fees and expenses at the initial Business Combination. As of March 31, 2024 and December 31, 2023, neither Cantor nor Roth has provided any services under this agreement.

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

On January 16, 2024, the Original Sponsor, Pala, Cantor, and Roth entered into surrender and cancellation agreements whereby such parties have agreed to cancel an aggregate of 16,300,000 Private Placement Warrants.

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

At March 31, 2024, assets held in the Trust Account were comprised of $57,377,271 in an interest-bearing demand deposit account at a bank. Through March 31, 2024, the Company withdrew $311,471,428 from the Trust Account in connection with the Redemptions.

At December 31, 2023, assets held in the Trust Account were comprised of $56,708,101 in an interest-bearing demand deposit account at a bank. Through December 31, 2023, the Company withdrew $311,471,428 from the Trust Account in connection with the Redemptions.

The following tables present fair value information As of March 31, 2024 and December 31, 2023, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

March 31, 2024	Level 1	Level 2	Level 3
Liabilities
Public Warrants	$605,475	$-	$-
Private Warrants	$-	$-	$-
Total Liabilities	$605,475	$-	$-

December 31, 2023	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$1,725,000	$-	$-
Private Warrants	$-	$-	$1,754,807
Total Liabilities	$1,725,000	$-	$1,754,807

At March 31, 2024 and December 31, 2023, the Company used a Monte Carlo model to value the private warrants. The estimated fair value of the public and private warrant liability is determined using Level 3 inputs. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield.

The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2024	January 16, 2024	December 31, 2023

Share price	$11.00	$10.88	$10.85
Strike price	$11.50	$11.50	$11.50
Term (in years)	6.19	6.41	1.48
Volatility	0.1%	0.4%	0.7%
Risk-free rate	4.95%	4.5%	4.52%
Dividend yield	0	0	0

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2023	$1,754,807	$1,725,000	$3,479,807
Change in fair value	(153,294)	(1,119,525)	(1,272,819)
Cancellation of private warrants	(1,601,513)	-	(1,601,513)
Fair value as of December 31, 2024	$-	$605,475	605,475

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2024.

NOTE 9 – SHAREHOLDERS’ DEFICIT

Preference shares – The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares – The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2024, and December 31, 2023, there were 5,170,599 Class A ordinary shares, issued or outstanding, all subject to possible redemption.

Class B ordinary shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of March 31, 2024 and December 31, 2023, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

On January 16, 2024, the Original Sponsor and Pala transferred to the New Sponsor an aggregate of 4,193,695 Class B Ordinary Shares of the Company. In addition, the Original Sponsor, Pala and certain other holders of Class B Founder Shares gave to the New Sponsor the irrevocable right to vote the Founder Shares on their behalf and to take certain other actions on their behalf.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 1, 2024, Camel Bay, LLC (“Camel Bay”), a significant shareholder of Battery Future Acquisition Corp (the “Company”), loaned to the Company an aggregate of $100,000 for working capital purposes. The loan is evidenced by a promissory note (the “Note”) which is non-interest bearing and payable upon the consummation by the Company of a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). Upon consummation of a Business Combination, Camel Bay will have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into warrants (the “Warrants”) of the Company, with each Warrant entitling the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share. The Warrants issued as a result of conversion of the Note will be identical to the “private placement warrants” issued by the Company in connection with its initial public offering.

On May 7, 2024, the Company filed a definitive proxy statement for the purposes of calling an extraordinary general meeting of the Company’s shareholders to approve, among other proposals, an amendment to and restatement of the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which it has to consummate an initial business combination from June 17, 2024 to June 17, 2025 (the “Combination Period”).

On May 12, 2024, the Company executed an Agreement and plan of merger with Class Over Inc. (“Target”), Classover Holdings, Inc. (“Pubco”), BFAC Merger Sub 1 Corp. (“Merger Sub 1”), and BFAC Merger Sub 2 Corp. (“Merger Sub 2”). The agreement provides for Pubco’s acquisition of 100% of the issued and outstanding equity of the Target in exchange for the issuance of 1) an aggregate of 6,534,014 shares of Pubco Class A common stock and 2) an aggregate of 5,964,986 shares of Pubco Class B common stock to the Target stockholders and Target noteholders and 3) an aggregate of 1,000,000 shares of Pubco preferred stock allocated among the Target stockholders and Target noteholders as specified in the Merger Agreement. Closing of the agreement is subject to satisfaction of certain conditions precedent to closing. The Target is a provider of educational technology solutions and online live educational courses. The transaction values the Target at an enterprise value of approximately $135 million.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Battery Future Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

The Company initially have until June 17, 2023 (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a Business Combination by depositing into the Trust Account, for each one-month extension, the lesser of $0.03 per outstanding share and $250,000) to consummate a Business Combination.

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

If we were unable to complete a Business Combination by June 17, 2023 (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a Business Combination by into the Trust Account, for each one-month extension, the lesser of $0.03 per outstanding share and $250,000) or during any extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination by June 17, 2023 (or up to 24 months from the closing of the Public Offering if we extend the period of time to consummate a Business Combination by depositing into the Trust Account, for each one-month extension, the lesser of $0.03 per outstanding share and $250,000).

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

In connection with the shareholders’ vote at the extraordinary general meeting, holders of 23,063,075 Class A ordinary shares exercised their right to redeem such shares (the “First Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $242.4 million (approximately $10.51 per share) was removed from the Trust Account to pay such holders and approximately $119.6 million remained in the Trust Account. As a result of the First Redemption, we have 20,061,925 ordinary shares outstanding, which includes 11,436,925 Class A ordinary shares and 8,625,000 Class B ordinary shares immediately following in the First Redemption.

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

On October 23, 2023, October 30, 2023 and November 6, 2023, the Company and the Original Sponsor entered into certain Non-Redemption Agreements with the Investors in exchange for such Investors agreeing (i) to not redeem an aggregate of 5,000,500 Non-Redeemed Shares in connection with the Meeting and (ii) to vote in favor of the Proposals at the Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreement). In exchange for the foregoing commitment to not redeem such shares, the Sponsor has agreed to transfer to the Investors up to an aggregate of 1,000,100 Founder Shares held by the Sponsor contemporaneously with the closing of the Company’s Business Combination, provided that the Investors do not exercise their redemption rights with respect to the Non-Redeemed Shares in connection with the Meeting and the Proposals are approved.

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

On January 16, 2024, the Company, the Original Sponsor, Pala, and Camel Bay, LLC (the “New Sponsor”) entered into a share purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) the Original Sponsor and Pala transferred to the New Sponsor an aggregate of 4,193,695 Founder Shares; (b) the New Sponsor executed a joinder agreement (the “Joinder”) to become a party to that certain letter agreement, dated December 14, 2021 (“Letter Agreement”), and that certain Registration Rights Agreement, dated December 14, 2021 (“Registration Rights Agreement”), each originally entered into in connection with the IPO, among the Company, the Original Sponsor, Pala and certain equity holders of the Company; (c) the Original Sponsor, Pala and certain other holders of Founder Shares gave to Purchaser the irrevocable right to vote the Founder Shares on their behalf and to take certain other actions on their behalf (the “POA Agreements”); (d) the Original Sponsor, Pala and the underwriters in the IPO, entered into surrender and cancellation agreements (the “Warrant Cancellation Agreements”) whereby such parties have agreed to cancel an aggregate of 16,300,000 private placement warrants (the “Placement Warrants”) purchased by them at the time of the IPO; and (e) certain holders of promissory notes (the “Lenders”) issued by the Company to such Lenders agreed to cancel their promissory notes in an aggregate principal amount of $6,433,333 (“Debt Cancellation Agreements”) and forgave all drawdowns and accrued interests for an aggregate amount of $2,397,441. In addition, each of the Underwriters entered into an agreement (the “Underwriter Agreements”) whereby such parties waived their entitlement to the payment of any cash fees and expenses pursuant to that certain business combination marketing agreement, dated December 14, 2021. In addition, Pala agreed to pay $125,000 cash and 50,000 Class B founder shares to a service provider, who agreed to waive an accrued liability of approximately $2,276,000 in return.

In Connection with the Purchase, certain original officers and directors submitted their resignation of their respective offices, and new officers and directors were appointed.

Results of Operations

Our entire activity from July 29, 2021 (inception) through March 31, 2024 was in preparation for the Public Offering and, since the Public Offering, our search for a prospective Business Combination target. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2024, we had net income of $3,453,001, which consisted primarily of a favorable change in fair value of warrant liabilities of $1,272,819 and interest earned on investments held in trust account of $669,170, debt forgiveness for accumulated accrued professional fees of $1,606,901, partially offset by general and administrative expenses of $88,584.

For the three months ended March 31, 2023, we had net income of $2,176,769 which consisted of interest earned on marketable securities held in trust account of $3,787,699, which was partially offset by change in fair value of warrant liabilities of $1,190,238 and formation and operating costs of $420,692.

Liquidity and Capital Resources

As of March 31, 2024, we had $32,949 in cash and a working capital deficit of $(36,892). As of December 31, 2023, we had $111,819 in cash and a working capital deficit of $(4,614,345).

Our liquidity needs up to the closing of the IPO on December 17, 2021 were satisfied through a payment from the Original Sponsor of $25,000 for the Founder Shares to cover certain offering costs and a loan under an unsecured promissory note from the Sponsor of $300,000. The promissory note was fully repaid as of the closing of the IPO.

In addition, in order to finance transaction costs in connection with a Business Combination, the Original Sponsor or an affiliate of the Original Sponsor, or certain of our officers and directors, may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

On April 5, 2023, we issued an unsecured convertible promissory note in the aggregate principal amount of $1,000,000 (the “Pala Note”) to Pala with each advance not to exceed $500,000. The Pala Note originally bore interest at a rate of ten percent (10.00%) per annum payable upon the earlier of June 16, 2023 (as may be extended in accordance with the terms of the Pala Note) and the effective date of the Company’s Business Combination. In the event that we do not consummate a Business Combination, the Pala Note will be repaid only from amounts remaining outside of our Trust Account. As of March 31, 2024 and December 31, 2023, the Company had approximately 0 and $908,000 outstanding under the Pala Note, respectively. For the three months ended March 31, 2024 and 2023, the Company had approximately $7,000 and $0, respectively, in interest expense on the Pala Working Capital Note. The Pala Note has a conversion feature that is considered an embedded derivative, but the value is de minimis. As such, the Pala Note is presented at fair value on the accompanying balance sheets. On August 8, 2023, the Company and Pala amended and restated the Pala Note (the “A&R Pala Note”) to (i) distinguish between loans made for the purposes of funding (x) the Company’s working capital requirements (the “Pala Working Capital Loans”) and (y) the Company’s trust account to extend the Company’s deadline to complete its business combination (the “Pala Trust Extension Loans”), (ii) permit interest to accrue at a rate equal to twenty percent (20.00%) per annum, compounded annually, on any and all then-outstanding Pala Working Capital Loans, (iii) clarify that no interest shall accrue on the Pala Trust Extension Loans and (iv) clarify that up to $6,900,000 of Pala Trust Extension Loans may be converted into Warrants, subject to availability.

On June 14, 2023, the Original Sponsor loaned the Extension Payment to the Company in order to support the Extension (the “Extension Loan”) and caused the Extension Payment to be deposited in the Company’s Trust Account for its public shareholders. In connection with the Extension Payment, the Company issued an unsecured promissory note in the aggregate principal amount of $2,000,000 (the “Sponsor Note”) to the Original Sponsor. The Sponsor Note originally bore interest at a rate of ten percent (10.0%) per annum. The Sponsor Note will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the Company’s liquidation. As of March 31, 2024 and December 31, 2023, the Company had approximately $0 and $1,250,000 outstanding under the Sponsor Note, respectively.

On July 31, 2023, the Company and the Original Sponsor amended and restated the Sponsor Note (the “A&R Sponsor Note”) to (i) increase the aggregate principal amount available to be borrowed to up to $5,000,000, (ii) distinguish between loans made for the purposes of funding (x) the Sponsor Working Capital Loans and (y) the Sponsor Extension Loans, and (iii) clarify that up to $6,900,000 of Sponsor Working Capital Loans and up to $1,500,000 of Sponsor Trust Extension Loans may be converted into Warrants, subject to availability.

On August 8, 2023, the Company and the Original Sponsor amended and restated the A&R Sponsor Note (the “Second A&R Sponsor Note”) to (i) permit interest to accrue at a rate equal to twenty percent (20.00%) per annum, compounded annually, on any and all then-outstanding Sponsor Working Capital Loans and (ii) clarify that no interest shall accrue on the Sponsor Trust Extension Loans.

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

On January 16, 2024, certain holders of promissory notes agreed to cancel their promissory notes in an aggregate principal amount of $6,433,333 and forgave all drawdowns and accrued interests for an aggregate amount of $2,397,441.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company currently has until June 17, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 17, 2024.

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

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Calculation of diluted net income per share for the three months ended March 31, 2024 and 2023 does not consider the effect of the warrants underlying the Units sold in the Public Offering and the Private Placement Warrants to purchase an aggregate of 33,550,000 Class A ordinary shares subject to possible redemption in the calculation of diluted income per share because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for such periods.

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

Commitments and Contractual Obligations

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, dated December 14, 2021, by and among us, the Original Sponsor, Pala, Cantor, Roth and the other holders party thereto, the holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants, (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans and (iv) Private Placement Warrants that may be issued upon conversion of the Extension Loans will have registration rights to require us to register a sale of any of our securities held by them. The holders of these securities are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. The underwriters exercised their over-allotment option in full on December 17, 2021.

On December 17, 2021, the underwriters earned a cash underwriting discount of two percent (2.0%) of the gross proceeds of the IPO, or $6,900,000. Additionally, the underwriters will be entitled to a marketing fee of five percent (5.0%) of the gross proceeds of the IPO, or $17,250,000, upon the completion of our Business Combination, which was later cancelled and waived on January 16, 2024 pursuant to the Purchase Agreement.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon his evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective due.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.

Part II - Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

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

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5 – Other Information

During the quarter ended March 31, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
31*	Certification Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BATTERY FUTURE ACQUISITION CORP.

Dated: May 15, 2024	By.	/s/ Fanghan Sui
Fanghan Sui
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

