Form 10-K/A
period 2023-12-31
Battery Future Acquisition Corp.
filed 2024-07-03
CIK 1880441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of July 3, 2024, the Registrant had 5,683,125 Class A ordinary shares, $0.0001 par value per share, and 6,625,000Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2023 of Battery Future Acquisition Corp. (the “Company”), filed with the Securities and Exchange Commission on March 29, 2024 (the “Form 10-K”) to modify certain disclosures in the Company’s financial statements included in the Form 10-K.  Additionally, the Company is filing new certifications required by the Sarbanes-Oxley Act of 2002.

Other than as set forth above, this Amendment does not reflect events occurring after the filing of the Form 10-K, and no other information in the Form 10-K is amended hereby. Other events or circumstances occurring after the date of the Form 10-K or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K and our filings with the SEC subsequent thereto.

2

3

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

New York, New York March 29, 2023 PCAOB ID Number 100

BATTERY FUTURE ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$111,819	$299,149
Prepaid expenses	-	389,583
Total current assets	111,819	688,732
Prepaid expenses - non-current portion	-	-
Cash held in Trust Account	56,708,101	356,976,495
Total assets	$56,819,920	$357,665,227

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$2,368,029	$614,839
Due to related party	2,358,135	11,820
Total current liabilities	4,726,164	626,659

Warrant liability	3,479,807	2,219,165
Total liabilities	8,205,971	2,845,824

Commitments
Class A ordinary share subject to possible redemption	56,707,840	356,975,607

Shareholders’ Equity:
Preference shares, $0.0001 par value; 34,500,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	-	-
Accumulated deficit	(8,094,754)	(2,157,067)
Total shareholders’ equity	(8,093,891)	(2,156,204)
Total Liabilities and Shareholders’ Equity	$56,819,920	$357,665,227

BATTERY FUTURE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2023	For the year ended December 31, 2022
Formation and operating costs	$3,430,328	$1,566,455
Loss from operations	(3,430,328)	(1,566,455)

Other income/(expense)
Change in fair value of warrants	(1,260,642)	17,743,846
(Loss) on promissory note - related party	(76,149)
Debt forgiveness	80,059	-
Interest income – trust account	9,953,034	5,075,607
Total other income/(expense)	8,696,302	22,819,453

Net income	$5,265,974	$21,252,998

Weighted average shares outstanding of Class A redeemable ordinary shares	20,693,851	34,500,000
Basic and diluted net income per share, Class A	$0.18	$0.49
Weighted average shares outstanding of Class B non-redeemable ordinary shares	8,625,000	8,625,000
Basic and diluted net income per share, Class B	$0.18	$0.49

BATTERY FUTURE ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Preference Share		Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	-	-	-	-	8,625,000	863	-	(18,334,458)	(18,333,595)
Accretion for shares subject to redemption								(5,075,607)	(5,075,607)
Net Income								21,252,998	21,252,998
Balance as of December 31, 2022	-	-	-	-	8,625,000	863	-	(2,157,067)	(2,156,204)
Accretion for shares subject to redemption								(11,203,661)	(11,203,661)
Net Income								5,265,974	5,265,974
Balance as of December 31, 2023	-	-	-	-	8,625,000	863	-	(8,094,754)	(8,093,891)

BATTERY FUTURE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash flows from operating activities:
Net income	$5,265,974	$21,252,998
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(9,953,034)	(5,075,607)
Interest on working capital loan - related party	27,180
Changes in fair value of warrant liability	1,260,642	(17,743,846)
Prepaid assets	389,583	48,402
Prepaid Assets non-current assets	-	414,521
Accounts payable	1,753,190	476,923
Net cash used in operating activities	(1,256,465)	(626,609)

Cash flows from investing activities:
Cash withdrawn for redemptions	311,471,428
Investment of cash in Trust Account	(1,250,000)
Net cash provided by investing activities	310,221,428	-

Cash flows from financing activities:
Proceeds from promissory note	2,319,135
Redemption of common stock	(311,471,428)
Net cash used in financing activities	(309,152,293)	-

Net change in cash	(187,330)	(626,609)
Cash, beginning of the period	299,149	925,758
Cash, end of period	$111,819	$299,149

Non-cash investing and financing transactions:
Change in value of Class A ordinary shares subject to possible redemption	$11,203,661	$-

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

As of December 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to redemption, December 31, 2021	$351,900,000
Add:
Accretion of carrying value of redemption value	5,075,607
Class A ordinary shares subject to redemption, December 31, 2022	356,975,607
Add:
Accretion of carrying value to redemption value	11,203,661
Less:
Redemptions	(311,471,428)
Class A ordinary shares subject to redemption, December 31, 2023	$56,707,840

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. As of December 31, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per Class B ordinary share is the same as basic income per Class B ordinary share for the periods presented. The Company recognizes changes in the Class A ordinary share redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

	For the year Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,716,834	$1,549,140	$17,002,398	$4,250,600
Denominator
Weighted-average shares outstanding	20,693,851	8,625,000	34,500,000	8,625,000
Basic and diluted net income per share	$0.18	$0.18	$0.49	$0.49

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

4

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

5

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

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 3, 2024

BATTERY FUTURE ACQUISITION CORP.

By:	/s/ Fanghan Sui
Name: Fanghan Sui Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Fanghan Sui	Chief Executive Officer	July 3, 2024
Fanghan Sui	(Principal Executive Officer and Principal Financial and Accounting Officer) and Director

/s/ Hao Tian	Director	July 3, 2024
Hao Tian

/s/ Zixun Jin	Director	July 3, 2024
Zixun Jin

/s/ Wei Qian	Director	July 3, 2024
Wei Qian

7