Form 10-Q
period 2024-06-30
Battery Future Acquisition Corp.
filed 2024-08-14
CIK 1880441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the Registrant had 5,683,125 Class A ordinary shares, $0.0001 par value per share, and 6,625,000 Class B ordinary shares, $0.0001 par value per share, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

BATTERY FUTURE ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
Assets	(unaudited)
Cash and cash equivalents	$15,213	$111,819
Prepaid expenses	42,500	-
Total current assets	57,713	111,819
Cash held in Trust Account	41,389,837	56,708,101
Total assets	$41,447,550	$56,819,920

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$91,422	$2,368,029
Due to related party	196,568	2,358,135
Total current liabilities	287,990	4,726,164

Warrant liability	363,975	3,479,807
Total liabilities	651,965	8,205,971

Commitments
Class A ordinary share subject to possible redemption	41,389,577	56,707,840

Shareholders’ Equity:
Preference shares, $0.0001 par value; 34,500,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	200	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	663	863
Additional paid-in capital	3,351,796	-
Accumulated deficit	(3,946,651)	(8,094,754)
Total shareholders’ equity	(593,992)	(8,093,891)
Total Liabilities and Shareholders’ Equity	$41,447,550	$56,819,920

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2024 (unaudited)	Three Months Ended June 30, 2023 (unaudited)	Six Months Ended June 30, 2024 (unaudited)	Six Months Ended June 30, 2023 (unaudited)
General and administrative expenses	$193,385	$1,521,916	$281,969	$1,942,608

Loss from operations	(193,385)	(1,521,916)	(281,969)	(1,942,608)
Other income:
Interest earned on investment held in Trust Account	646,987	2,872,942	1,316,157	6,660,641
Interest on promissory note - related party	-	(12,137)	(7,306)	(12,137)
Debt forgiveness	-	-	1,606,901	-
Change in fair value of warrant liabilities	241,500	286,728	1,514,319	(903,510)

Total other income, net	888,487	3,147,533	4,430,071	5,744,994
Net income	$695,102	$1,625,617	$4,148,102	$3,802,386

Weighted average shares outstanding of Class A redeemable ordinary shares	4,658,247	29,684,633	4,915,838	34,500,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.05	$0.04	$0.31	$0.06

Weighted average shares outstanding of Class A non-redeemable ordinary shares	1,000,000	-	497,238	-

Basic and diluted net income per share, Class A non-redeemable ordinary shares	$0.05	$-	$0.31	$-

Weighted average shares outstanding of Class B non-redeemable ordinary shares	7,625,000	8,625,000	8,127,762	8,625,000

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.05	$0.04	$0.31	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023
					Additional		Total
	Class A		Class B		Paid-in-	Accumulated	Shareholders’
	Ordinary Shares		Ordinary Shares		Capital	Deficit	Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2023	-	$-	8,625,000	$863	$-	$(8,094,754)	$(8,093,891)
Forgiveness of due to related parties	-	-	-	-	3,066,441	-	3,066,441
Cancellation of private warrants	-	-	-	-	1,601,513	-	1,601,513
Net income	-	-	-	-	-	3,453,001	3,453,001
Accretion for shares subject to possible redemption	-	-	-	-	(669,171)		(669,171)
Balance — March 31, 2024 (unaudited)	-	$-	8,625,000	$863	$3,998,783	$(4,641,753)	$(642,107)
Conversion of Class B shares to Class A	2,000,000	200	(2,000,000)	(200)	-	-	-
Net income	-	-	-	-	-	695,102	695,102
Accretion for shares subject to possible redemption	-	-	-	-	(646,987)	-	(646,987)
Balance — June 30, 2024 (unaudited)	2,000,000	$200	6,625,000	$663	$3,351,796	$(3,946,651)	$(593,992)

					Additional		Total
	Class A		Class B		Paid-in-	Accumulated	Shareholders’
	Ordinary Shares		Ordinary Shares		Capital	Deficit	Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2022	-	$-	8,625,000	$863	$-	$(2,157,067)	$(2,156,204)
Net income	-	-	-	-	-	2,176,769	2,176,769
Accretion for shares subject to possible redemption	-	-	-	-	-	(3,787,699)	(3,787,699)
Balance — March 31, 2023 (unaudited)	-	$-	8,625,000	$863	$-	$(3,767,997)	$(3,767,134)
Net income	-	-	-	-	-	1,625,617	1,625,617
Accretion for shares subject to possible redemption	-	-	-	-	-	(3,372,942)	(3,372,942)
Balance — June 30, 2023 (unaudited)	-	$-	8,625,000	$863	$-	$(5,515,322)	$(5,514,459)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2024 (unaudited)	Six Months Ended June 30, 2023 (unaudited)
Cash Flows from Operating Activities:
Net income	$4,148,102	$3,802,386
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,316,157)	(6,660,641)
Interest on working capital loan - related party	7,306	12,137
Debt forgiveness	(1,606,901)	-
Change in fair value of warrant liabilities	(1,514,319)	903,510
Changes in operating assets and liabilities:
Prepaid expenses	(42,500)	170,000
Accounts payable	(706)	1,126,764
Net cash used in operating activities	(325,175)	(645,844)

Cash flows from investing Activities:
Investment of cash in Trust Account	16,634,422	(500,000)
Cash withdrawn from Trust Account in connection with redemption		243,268,708
Net cash provided by investing activities	16,634,422	242,768,708

Cash flows from financing activities:
Cash withdrawn from Trust Account in connection with redemption	(16,634,421)	(243,268,708)
Proceeds from promissory note	228,568	975,008
Net cash used in financing activities	(16,405,853)	(242,293,700)

Net Change in Cash	(96,606)	(170,836)
Cash – Beginning	111,819	299,149
Cash – Ending	$15,213	128,313

Non-cash investing and financing transactions:
Cancellation of private warrants	$1,601,513	-
Change in value of Class A ordinary shares subject to possible redemption	$1,316,158	-
Forgiveness of due to related parties	$3,066,441	-
Operating expense liability assumed by related party	$669,000	-
Conversion of Class B shares to Class A	200	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BATTERY FUTURE ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATE DFINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from July 29, 2021 (inception) through June 30, 2024, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”) described below, and since the Public Offering, the Company’s search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

On June 14, 2023, an aggregate of $500,000 was deposited by the Sponsor into the Trust Account of the Company for the Company’s public shareholders, representing $0.024 per public share, which enabled the Company to extend the period of time it has to consummate its Business Combination by two months to August 17, 2023. The Extension constitutes the first two of up to twelve one-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its Business Combination.

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

On May 30, 2024, the Company held a Meeting and approved a proposal to amend the Charter to effectuate an extension of time for the Company to consummate an initial business combination from June 17, 2024 to June 17, 2025. In connection with the Meeting, public holders of an aggregate of 1,487,474 Class A ordinary shares of the Company sold in its initial public offering exercised, and did not reverse, their right to redeem their public shares (the “Third Redemption”), leaving an aggregate of 3,683,125 public shares outstanding after the Meeting.

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

The Original Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Old Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Old Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Old Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Old Sponsor would be able to satisfy those obligations.

On May 12, 2024, the Company entered into an Agreement and Plan of Merger with Class Over Inc., a Delaware corporation (“Classover”), an online live course provider founded in 2020 and headquartered in New York.

Liquidity and Capital Resources

As of June 30, 2024, the Company had $15,213 in cash and a working capital deficit of $230,278.

The Company’s liquidity needs up to the closing of the IPO on December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The promissory note was fully repaid as of the closing of the IPO.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2024 and December 31, 2023, the Company had approximately $0 and $1,089,000 of borrowings under the Working Capital Loans, respectively.

On April 1, 2024 and June 25, 2024, the New Sponsor loaned the Company an aggregate amount of $1,100,000 for working capital purpose under a New Sponsor Note. As of June 30, 2024 and December 31, 2023, the Company had approximately $196,568 and $0 of borrowings under the New Sponsor Note, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 17, 2025 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the Company’s unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected through December 31, 2024 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form10-K/A for the year ended December 31, 2023 as filed with the SEC on July 3, 2024, which contains the audited financial statements and notes thereto.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries, if any, are eliminated upon consolidation.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
Classover Holdings Inc. (“Pubco”)	A Delaware company incorporated on May 2, 2024 for purpose of business combination and has not commenced any business activities since incorporation	100% directly owned by the Company
BFAC Merger Sub 1 Corp. (“Merger Sub 1”)	A Delaware company incorporated on May 2, 2024 for purpose of business combination and has not commenced any business activities since incorporation	100% directly owned by Pubco
BFAC Merger Sub 2 Corp. (“Merger Sub 2”)	A Delaware company incorporated on May 2, 2024 for purpose of business combination and has not commenced any business activities since incorporation	100% directly owned by Pubco

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $15,213 and $111,819 in cash and no cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, As of June 30, 2024 and December 31, 2023, 3,683,125 and 5,170,599 Class A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of June 30, 2024 and December 31, 2023, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(13,631,224)
Class A ordinary shares issuance cost	(7,285,997)
Add:
Accretion of carrying value of redemption value	32,892,828
Class A ordinary shares subject to redemption, December 31, 2022	356,975,607
Add:
Accretion of carrying value to redemption value	11,203,661
Less:
Redemptions	(311,471,428)
Class A ordinary shares subject to redemption, December 31, 2023	$56,707,840
Add:
Accretion of carrying value to redemption value	669,171
Class A ordinary shares subject to redemption, March 31, 2024	$57,377,011

Add:
Accretion of carrying value to redemption value	646,987
Less:
Redemptions	(16,634,421)
Class A ordinary shares subject to redemption, June 30, 2024	$41,389,577

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. As of June 30, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per Class B ordinary share is the same as basic income per Class B ordinary share for the periods presented.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$296,092	$399,010	$1,259,627	$365,990	$1,658,242	$2,489,860	$2,996,677	$805,709
Denominator
Weighted-average shares outstanding	5,658,247	7,625,000	29,684,633	8,625,000	5,413,076	8,127,762	32,079,014	8,625,000

Basic and diluted net income per share	$0.05	$0.05	$0.04	$0.04	$0.31	$0.31	$0.09	$0.09

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

From October 2023 through May 2024, the Company and the Original Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third parties (collectively, the “Investors”) in exchange for such Investors agreeing (i) to not redeem an aggregate of 3,605,800 Class A ordinary shares of the Company sold in its IPO (the “Non-Redeemed Shares”) in connection with the Meeting (as defined below) and (ii) to vote in favor of the Proposals (as defined below) at the Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitment to not redeem such shares, the Original Sponsor has agreed to transfer to the Investors up to an aggregate of 1,171,885 Founder Shares held by the Original Sponsor contemporaneously with the closing of the Company’s Business Combination, provided that the Investors do not exercise their redemption rights with respect to the Non-Redeemed Shares in connection with the Meeting and the Proposals are approved.

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

On May 16, 2024, the New Sponsor voluntarily converted an aggregate of 2,000,000 Class B Ordinary Shares of the Company in accordance with the Charter on a one-for-one basis to 2,000,000 Class A ordinary Shares (“Founder Class A Shares”), provided that the 2,000,000 Founder Class A Shares shall not be treated as public class A shares for the purpose of determining redemption rights.

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

On April 1, 2024, and June 25, 2024, the New Sponsor loaned to the Company an aggregate of $100,000 and $1,000,000, respectively for working capital purposes. The loans are evidenced by promissory notes (the “New Sponsor Notes”), which are non-interest bearing and payable upon the consummation by the Company of a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Upon consummation of a Business Combination, the New Sponsor will have the option, but not the obligation, to convert the outstanding principal balance of the Note, in whole or in part, into warrants, with each Warrant entitling the holder to purchase one of the Company’s Class A Ordinary Shares at an exercise price of $11.50 per share. The Warrants issued as a result of conversion of the Note will be identical to the “private placement warrants” issued by the Company in connection with its initial public offering. As of June 30, 2024, the Company had $196,568 borrowings under the New Sponsor Notes.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Original Sponsor or an affiliate of the Original Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, the Company had approximately $0 borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Original Sponsor a total of up to $15,000 per month for office space, secretarial and administrative support and to reimburse the Original Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. For the six months ended June 30, 2024, and 2023, the Company incurred $0, in fees for these services. As of June 30, 2024 and December 31, 2023, the Company accrued $0 and $11,820 for the administrative support services.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares and (ii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans (iii) Private Placement Warrants that may be issued upon conversion of New Sponsor Notes will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement signed in connection with the Public Offering. The Company will be obligated to register up to 9,225,000 Class A ordinary shares and 2,600,000 warrants. The number of Class A ordinary shares includes (i) 6,625,000 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 1,500,000 Class A ordinary shares underlying the Private Placement Warrants that may be issued upon conversion of Working Capital Loans and (iii) 1,100,000 Class A ordinary shares underlying the Private Placement Warrants that may be issued upon conversion of New Sponsor Notes. The number of warrants includes 1,500,000 Private Placement Warrants issued upon conversion of Working Capital Loans and 1,100,000 Private Placement Warrants issued upon conversion of New Sponsor Notes. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Marketing Agreement

The Company engaged Cantor and Roth as advisors in connection with the Business Combination to assist in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay Cantor and Roth a cash fee for such services upon the consummation of the Business Combination in an amount equal to 5.0% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable), which will only be paid upon the completion of the Company’s Business Combination. On January 16, 2024, the Company entered into an agreement with each of the advisors whereby such parties waived their entitlement to the payment of cash fees and expenses at the initial Business Combination. As of June 30, 2024 and December 31, 2023, neither Cantor nor Roth has provided any services under this agreement.

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

At June 30, 2024, assets held in the Trust Account were comprised of $41,389,837 in an interest-bearing demand deposit account at a bank. Through June 30, 2024, the Company withdrew $328,105,849 from the Trust Account in connection with the Redemptions.

At December 31, 2023, assets held in the Trust Account were comprised of $56,708,101 in an interest-bearing demand deposit account at a bank. Through December 31, 2023, the Company withdrew $311,471,428 from the Trust Account in connection with the Redemptions.

The following tables present fair value information as of June 30, 2024 and December 31, 2023, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

June 30, 2024	Level 1	Level 2	Level 3
Liabilities
Public Warrants	$363,975	$-	$-
Private Warrants	$-	$-	$-
Total Liabilities	$363,975	$-	$-

December 31, 2023	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$1,725,000	$-	$-
Private Warrants	$-	$-	$1,754,807
Total Liabilities	$1,725,000	$-	$1,754,807

At January 16, 2024 and December 31, 2023, the Company used a Monte Carlo model to value the private warrants, which were cancelled on January 16, 2024. The estimated fair value of the private warrant liability is determined using Level 3 inputs, and the estimated fair value of the public warrant liability is determined using Level 1. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield.

The following table provides quantitative information regarding Level 3 fair value measurements:

	January 16, 2024	December 31, 2023

Share price	$10.88	$10.85
Strike price	$11.50	$11.50
Term (in years)	6.41	1.48
Volatility	0.4%	0.7%
Risk-free rate	4.5%	4.52%
Dividend yield	0	0

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2023	$1,754,807	$1,725,000	$3,479,807
Change in fair value	(153,294)	(1,119,525)	(1,272,819)
Cancellation of private warrants	(1,601,513)	-	(1,601,513)
Fair value as of March 31, 2024	$-	$605,475	605,475
Change in fair value	-	(241,500)	(241,500)
Fair value as of June 30, 2024	$-	$363,975	363,975

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2024.

NOTE 9 – SHAREHOLDERS’ DEFICIT

Preference shares – The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares – The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2024, and December 31, 2023, there were 7,170,599 Class A ordinary shares, issued or outstanding, of which 5,170,599 subject to possible redemption.

Class B ordinary shares – The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of June 30, 2024 and December 31, 2023, there were 6,625,000 Class B ordinary shares issued and outstanding.

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

On May 16, 2024, the New Sponsor voluntarily converted an aggregate of 2,000,000 Class B Ordinary Shares of the Company in accordance with the Charter on a one-for-one basis to 2,000,000 Class A ordinary Shares (“Founder Class A Shares”), provided that the 2,000,000 Founder Class A Shares shall not be treated as public class A shares for the purpose of determining redemption rights.

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

If we were unable to complete a Business Combination by June 17, 2025, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination by June 17, 2025.

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

On May 12, 2024, the Company entered into an Agreement and Plan of Merger with Class Over Inc., a Delaware corporation (“Classover”), an online K-12 live course provider founded in 2020 and headquartered in New York.

On May 30, 2024, the Company held a Meeting and approved a proposal to amend the Charter to effectuate an extension of time for the Company to consummate an initial business combination from June 17, 2024 to June 17, 2025. In connection with the Meeting, public holders of an aggregate of 1,487,474 Class A ordinary shares of the Company sold in its initial public offering exercised, and did not reverse, their right to redeem their public shares (the “Third Redemption”), leaving an aggregate of 3,683,125 public shares outstanding after the Meeting.

Results of Operations

Our entire activity from July 29, 2021 (inception) through June 30, 2024 was in preparation for the Public Offering and, since the Public Offering, our search for a prospective Business Combination target. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2024, we had net income of $695,102, which consisted primarily of a favorable change in fair value of warrant liabilities of $241,500 and interest earned on investments held in trust account of $646,987, offset by general and administrative expenses of $193,385.

For the three months ended June 30, 2023, we had net income of $1,625,617 which consisted of interest earned on marketable securities held in the Trust Account of $2,872,942 and change in fair value of warrant liabilities of $286,728, offset by formation and operating costs of $1,521,916 and interest on the Pala Note and the Sponsor Note of $12,137.

For the six months ended June 30, 2024, we had net income of $4,148,102, which consisted primarily of a favorable change in fair value of warrant liabilities of $1,514,319 and interest earned on investments held in trust account of $1,316,157, debt forgiveness for accumulated accrued professional fees of $1,606,901, partially offset by general and administrative expenses of $281,969.

For the six months ended June 30, 2023, we had net income of $3,814,523 which consisted of interest earned on marketable securities held in the Trust Account of $6,660,641, offset by change in fair value of warrant liabilities of $903,510, formation and operating costs of $1,942,608 and interest on the Pala Note (as defined below) and the Sponsor Note (as defined below) of $12,137.

Liquidity and Capital Resources

As of June 30, 2024, we had $15,213in cash and a working capital deficit of $(230,277). As of December 31, 2023, we had $111,819 in cash and a working capital deficit of $(4,614,345).

Our liquidity needs up to the closing of the IPO on December 17, 2021 were satisfied through a payment from the Original Sponsor of $25,000 for the Founder Shares to cover certain offering costs and a loan under an unsecured promissory note from the Original Sponsor of $300,000. The promissory note was fully repaid as of the closing of the IPO.

In addition, in order to finance transaction costs in connection with a Business Combination, the Original Sponsor or an affiliate of the Original Sponsor, or certain of our officers and directors, may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

On April 5, 2023, we issued an unsecured convertible promissory note in the aggregate principal amount of $1,000,000 (the “Pala Note”) to Pala with each advance not to exceed $500,000. The Pala Note originally bore interest at a rate of ten percent (10.00%) per annum payable upon the earlier of June 16, 2023 (as may be extended in accordance with the terms of the Pala Note) and the effective date of the Company’s Business Combination. In the event that we do not consummate a Business Combination, the Pala Note will be repaid only from amounts remaining outside of our Trust Account. As of June 30, 2024 and December 31, 2023, the Company had approximately $0 and $908,000 outstanding under the Pala Note, respectively. For the six months ended June 30, 2024 and 2023, the Company had approximately $7,000 and $0, respectively, in interest expense on the Pala Working Capital Note. The Pala Note has a conversion feature that is considered an embedded derivative, but the value is de minimis. As such, the Pala Note is presented at fair value on the accompanying balance sheets. On August 8, 2023, the Company and Pala amended and restated the Pala Note (the “A&R Pala Note”) to (i) distinguish between loans made for the purposes of funding (x) the Company’s working capital requirements (the “Pala Working Capital Loans”) and (y) the Company’s trust account to extend the Company’s deadline to complete its business combination (the “Pala Trust Extension Loans”), (ii) permit interest to accrue at a rate equal to twenty percent (20.00%) per annum, compounded annually, on any and all then-outstanding Pala Working Capital Loans, (iii) clarify that no interest shall accrue on the Pala Trust Extension Loans and (iv) clarify that up to $6,900,000 of Pala Trust Extension Loans may be converted into Warrants, subject to availability.

On June 14, 2023, the Original Sponsor loaned the Extension Payment to the Company in order to support the Extension (the “Extension Loan”) and caused the Extension Payment to be deposited in the Company’s Trust Account for its public shareholders. In connection with the Extension Payment, the Company issued an unsecured promissory note in the aggregate principal amount of $2,000,000 (the “Sponsor Note”) to the Original Sponsor. The Sponsor Note originally bore interest at a rate of ten percent (10.0%) per annum. The Sponsor Note will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the Company’s liquidation. As of June 30, 2024 and December 31, 2023, the Company had approximately $0 and $1,250,000 outstanding under the Sponsor Note, respectively.

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

On April 1, 2024, and June 25, 2024, the New Sponsor loaned to the Company an aggregate of $100,000 and $1,000,000, respectively for working capital purposes. The loans are evidenced by promissory notes (the “New Sponsor Notes”), which are non-interest bearing and payable upon the consummation by the Company of a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Upon consummation of a Business Combination, the New Sponsor will have the option, but not the obligation, to convert the outstanding principal balance of the Note, in whole or in part, into warrants, with each Warrant entitling the holder to purchase one of the Company’s Class A Ordinary Shares at an exercise price of $11.50 per share. The Warrants issued as a result of conversion of the Note will be identical to the “private placement warrants” issued by the Company in connection with its initial public offering. As of June 30, 2024, the Company had $196,568 outstanding under the New Sponsor Note.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company currently has until June 17, 2025 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 17, 2025.

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

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Calculation of diluted net income per share for the three and six months ended June 30, 2024 and 2023 does not consider the effect of the warrants underlying the Units sold in the Public Offering and the Private Placement Warrants to purchase Class A ordinary shares subject to possible redemption in the calculation of diluted income per share because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for such periods.

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

Commitments and Contractual Obligations

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, dated December 14, 2021, by and among us, the Original Sponsor, Pala, Cantor, Roth and the other holders party thereto, the holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants, (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans, (iv) Private Placement Warrants that may be issued upon conversion of the Extension Loans, and (v) Private Placement Warrants that may be issued upon conversion of the New Sponsor Note will have registration rights to require us to register a sale of any of our securities held by them. The holders of these securities are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon his evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective due.

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

On November 14, 2023, we held a shareholder meeting to make certain changes to our charter. In connection with such meeting, holders of 6,266,236 Class A ordinary shares of the Company exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account. As a result, approximately $56.3 million remained in the Trust Account.

On May 30, 2024, we held another shareholder meeting to make certain changes to our charter. In connection with such meeting, holders of 1,487,474 Class A ordinary shares of the Company exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account. As a result, approximately $42.2 million remained in the Trust Account.

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

BATTERY FUTURE ACQUISITION CORP.

Dated: August 14, 2024	By.	/s/ Fanghan Sui
Fanghan Sui
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

